Form 10-Q
period 2002-06-30
KENTUCKY RIVER PROPERTIES LLC
filed 2002-08-14
CIK 1167584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       for the quarterly period ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission file number 333-83634

                          KENTUCKY RIVER PROPERTIES LLC
             (Exact name of registrant as specified in its charter)


          Delaware                                  To Be Applied For
(State or Other Jurisdiction                         (I.R.S. Employer
Of Incorporation or Organization)                  Identification Number)



200 West Vine Street Suite 8-K
     Lexington, Kentucky                                   40507
(Address of Principal Executive                          (Zip Code)
Offices)

       Registrant's Telephone Number, Including Area Code: (859) 254-8498

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[_] No [X]

The number of the Registrant's membership units outstanding as of August 5, 2002 was 1 unit.

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

          Consolidated Condensed Balance Sheets as of June 30, 2002 and December 31, 2001 .............   3

          Consolidated Condensed Statements of Income for the Six and Three Months Ended June 30,
          2002 and 2001 ...............................................................................   4

          Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2002 and
          2001 ........................................................................................   5

          Notes to Consolidated Condensed Financial Statements ........................................   6

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..  10

        Item 3. Quantitative and Qualitative Disclosures about Market Risk ............................  13

PART II. OTHER INFORMATION

        Item 5. - Other Information ...................................................................  14

        Item 6. - Exhibits and Reports on Form 8-K ....................................................  14

SIGNATURES ............................................................................................  15

                                Explanatory Note

Kentucky River Properties LLC was formed on February 14, 2002 in connection with a proposed restructuring of Kentucky River Coal Corporation (the Company) to convert to S corporation status for federal income tax purposes. Kentucky River Properties LLC holds only minimal assets, has conducted no operations except in connection with the restructuring and is currently a wholly-owned subsidiary of the Company. Accordingly, no financial information for Kentucky River Properties LLC is included. All financial information for Kentucky River Coal Corporation is provided in accordance with the requirements of Form 10-Q. See "Item 5. Other Information" for a description of the restructuring.

                 KENTUCKY RIVER COAL CORPORATION AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets

                      June 30, 2002 and December 31, 2001

                (In thousands, except share and per share data)

                                                                                     June 30,            December 31,
                                                                                  ------------           -----------
                                     Assets                                            2002                  2001
                                                                                  ------------           -----------
                                                                                   (unaudited)
Investments:
     Trading securities                                                          $          --                20,322
     Available-for-sale securities                                                      19,513                19,354
     Held-to-maturity securities                                                        11,730                20,552
     Land and improvements                                                               7,050                 8,466
                                                                                  ------------           -----------
                 Total investments                                                      38,293                68,694
                                                                                  ------------           -----------
Cash and cash equivalents                                                               54,809                20,109
                                                                                  ------------           -----------
Other assets:
     Accounts receivable - trade                                                         4,871                 4,334
     Accrued interest receivable                                                           212                    98
     Income tax receivable                                                                 209                 3,388
     Investment in limited partnerships                                                  2,574                 2,574
     Other receivables and prepaid expenses                                                100                    10
                                                                                  ------------           -----------
                 Total other assets                                                      7,966                10,404
                                                                                  ------------           -----------
Properties and equipment:
     Land and revenue-producing properties                                              11,932                11,932
     Oil and gas properties                                                              2,980                 2,731
     Buildings and equipment                                                             2,703                 2,616
     Less accumulated depletion and depreciation                                       (11,304)              (11,243)
                                                                                  ------------           -----------
                 Properties and equipment, net                                           6,311                 6,036
                                                                                  ------------           -----------
                                                                                 $     107,379               105,243
                                                                                  ============           ===========
                      Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                                            $         400                   713
Income taxes payable                                                                       609                     1
Deferred income taxes                                                                      526                 1,913
                                                                                  ------------           -----------
                 Total liabilities                                                       1,535                 2,627
                                                                                  ------------           -----------
Stockholders' equity:
     Common stock, par value of $25 a share. Authorized 100,000 shares; issued and outstanding 61,905 and 61,276 shares
        in 2002 and 2001, respectively                                                   1,548                 1,532
     Additional paid-in capital                                                          3,559                 1,782
     Accumulated other comprehensive income                                                416                 1,386
     Retained earnings                                                                 100,321                97,916
                                                                                  ------------           -----------
                 Total stockholders' equity                                            105,844               102,616
Commitments and contingencies                                                               --                    --
                                                                                  ------------           -----------
                                                                                 $     107,379               105,243
                                                                                  ============           ===========


See accompanying notes to unaudited consolidated condensed financial statements.

                KENTUCKY RIVER COAL CORPORATION AND SUBSIDIARIES

                   Consolidated Condensed Statements of Income

                Six and Three Months ended June 30, 2002 and 2001

                 (In thousands, except share and per share data)

                                                                             Six Months Ended June 30,   Three Months Ended June 30,
                                                                            --------------------------- ----------------------------
                                                                                2002           2001           2002           2001
                                                                            -------------  ------------ --------------  ------------
                                                                                     (unaudited)                    (unaudited)
Revenues:
        Coal royalties                                                        $16,706         13,830         9,865          7,226
        Rents and haulage                                                       1,305            709           774            382
        Oil and gas sales and royalties                                           647          2,363           443          1,232
                                                                            -------------  ------------ --------------  ------------
                 Total revenues                                                18,658         16,902        11,082          8,840
Operating costs and expenses:
        Operating, general, and administrative                                  3,211          2,647         1,610          1,474
        Oil and gas expenses                                                       70            479            45            248
                                                                            -------------  ------------ --------------  ------------
                 Total operating costs and expenses                             3,281          3,126         1,655          1,722
                                                                            -------------  ------------ --------------  ------------
Operating income                                                               15,377         13,776         9,427          7,118
                                                                            -------------  ------------ --------------  ------------
Other income:
        Unrealized gains (losses) on trading securities                          --           (3,807)         --            2,390
        Gain (loss) on sales of securities, net                                   576            962          --              (69)
        Interest and dividend income                                            1,518          1,003         1,137            469
        Gain on sale of assets                                                    850            342           850            342
        Other                                                                     157            227            47            117
                                                                            -------------  ------------ --------------  ------------
                 Total other income (loss)                                      3,101         (1,273)        2,034          3,249
                                                                            -------------  ------------ --------------  ------------
Income before income taxes                                                     18,478         12,503        11,461         10,367

Income taxes                                                                    6,478          4,219         4,056          3,568
                                                                            -------------  ------------ --------------  ------------
Net income                                                                    $12,000          8,284         7,405          6,799
                                                                            =============  ============ ==============  ============
Earnings per share:
     Basic                                                                    $194.41         132.94        119.62         110.37
                                                                            =============  ============ ==============  ============
     Diluted                                                                  $194.28         132.83        119.62         110.27
                                                                            =============  ============ ==============  ============
Weighted average number of common shares outstanding:

     Basic                                                                     61,724         62,312        61,905         61,601
                                                                            =============  ============ ==============  ============
     Diluted                                                                   61,765         62,365        61,905         61,654
                                                                            =============  ============ ==============  ============

See accompanying notes to unaudited consolidated condensed financial statements.

                KENTUCKY RIVER COAL CORPORATION AND SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows

                     Six Months ended June 30, 2002 and 2001

                                 (In thousands)


                                                                                         Six Months Ended June 30,
                                                                                      -----------------------------
                                                                                          2002              2001
                                                                                      -----------       -----------
                                                                                               (unaudited)
Cash flows from operating activities:
     Net income                                                                       $    12,000            8,284
     Adjustments to reconcile net income to net cash provided by operating activities:
           Unrealized losses on trading securities                                             --            3,807
           Depreciation, depletion, and amortization                                           81              318
           Gain on sales of securities, net                                                  (576)            (962)
           Gain on sale of land and improvements                                             (842)            (339)
           Gain on sale of equipment                                                           (8)              (3)
           Deferred income taxes                                                             (905)          (1,358)
           Purchase of trading securities                                                     (97)          (2,936)
           Proceeds from sale of trading securities                                        19,466            2,993
           Changes in assets and liabilities:
              Increase in accounts receivable - trade                                        (537)            (361)
              (Increase) decrease in accrued interest receivable                             (114)             119
              Decrease (increase) in income tax receivable                                  3,179             (311)
              Increase in other receivables and prepaid expenses                              (90)            (284)
              (Decrease) increase in accounts payable and accrued expenses                   (313)             153
              Increase (decrease) in income taxes payable                                     608             (236)
                                                                                      -----------       -----------
                    Net cash provided by operating activities                              31,852            8,884
                                                                                      -----------       -----------
Cash flows from investing activities:
     Proceeds from sale of available-for-sale securities                                   18,446            8,795
     Proceeds from maturities of held-to-maturity securities                              120,681           22,527
     Purchases of securities:
        Available-for-sale                                                                (18,527)          (3,841)
        Held-to-maturity                                                                 (111,810)         (20,749)
     Purchases of properties and equipment                                                   (406)            (118)
     Proceeds from sale of properties and equipment                                             8                3
     Proceeds from sale of land and improvements                                            2,297              815
     Purchases of land and improvements                                                       (39)             (47)
                                                                                      -----------       -----------
                    Net cash provided by investing activities                              10,650            7,385
                                                                                      -----------       -----------
Cash flows from financing activities:
     Dividends paid                                                                        (9,595)          (9,706)
     Repurchase of common stock                                                                --           (5,656)
     Proceeds from sale of common stock under stock plan                                    1,793               95
                                                                                      -----------       -----------
                    Net cash used in financing activities                                  (7,802)         (15,267)
                                                                                      -----------       -----------
                    Net increase in cash and cash equivalents                              34,700            1,002

Cash and cash equivalents, beginning of period                                             20,109            4,483
                                                                                      -----------       -----------
Cash and cash equivalents, end of period                                              $    54,809            5,485
                                                                                      ===========       ===========
Cash paid during the period for income taxes                                          $     3,595            6,113
                                                                                      ===========       ===========


See accompanying notes to unaudited consolidated condensed financial statements.

                KENTUCKY RIVER COAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

                       June 30, 2002 and December 31, 2001

                        (In thousands, except share data)

(1) Financial Statement Presentation

The unaudited consolidated condensed financial statements for the three months and six months ended June 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management of the Company, all adjustments necessary for a fair presentation have been included. The unaudited consolidated financial statements presented herein have been prepared in accordance with the accounting policies described with respect to the Company's audited annual financial statements and should be read in accordance therewith. Complete audited annual consolidated financial statements were issued for the year ended December 31, 2001, and can be found in Kentucky River Properties LLC's S-4 report filed with the Securities and Exchange Commission, declared effective June 10, 2002. The results of operations for the six-month period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

(2) Organization

(a) Restructuring and Subsequent Events

On February 14, 2002, Kentucky River Coal Corporation (the Company) announced a proposed restructuring to convert to S corporation status for federal income tax purposes. On July 29, 2002 the restructuring was approved at a special meeting of the Company's shareholders. The Company plans to elect to be treated as an S Corporation for federal income tax purposes beginning in January 2003.

On February 14, 2002, Kentucky River Properties LLC (the Registrant), was formed. On March 1, 2002, the Registrant filed a registration statement with the Securities and Exchange Commission relating to the proposed corporate restructuring of the Company to convert to S Corporation status. On June 10, 2002, the registration statement, initially filed on March 1, 2002, became effective.

On August 2, 2002, the Company entered into a financing arrangement [pursuant to a March 2002 commitment letter] that permits the Company to borrow up to $20,000 at one month LIBOR plus 2.25%. The Company must retain $1,000 in an account with its lender as a compensating balance. In addition, the Company, its lender and the Registrant entered into an assumption agreement providing for the assumption of the Company's obligations under the financing arrangement by the Registrant when the Company transfers substantially all of its assets and liabilities to the Registrant, expected on or before November 30, 2002, as part of the restructuring. As of June 30, 2002, the Registrant's only asset was cash of $204 that was included in the consolidated financial statements of the Company.

(b) Business

The Company and its subsidiaries are primarily engaged in leasing mineral reserves and, to a lesser degree, participating in partnerships and joint ventures which explore for and develop oil and gas properties. The majority of the Company's revenue-producing properties are located in Eastern Kentucky.

(c) Consolidation Practice

The accompanying consolidated financial statements include the accounts of Kentucky River Coal Corporation and its wholly-owned subsidiaries, Kentucky River Properties, LLC (the Registrant), KRCC Oil & Gas, LLC, Florida Kentucky Timberlands, Inc., The Kent-Mar Corporation, Timberlands, LLC, and Tennis Capital, Inc. All significant intercompany accounts and transactions have been eliminated. On January 1, 2002, KRCC Oil and Gas, Inc. and Timberlands, Inc. were merged into KRCC Oil & Gas, LLC and Timberlands, LLC, respectively.

(d) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) Recently Adopted Accounting Pronouncements

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS No. 142 did not have an effect on the consolidated financial statements of the Company.

Effective January 1, 2002, the Company adopted FASB SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that statement.

SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", (Opinion No. 30) for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users assess the effects of a disposal transaction on the ongoing operations of an entity. The adoption of SFAS No. 144 did not have an effect on the consolidated financial statements of the Company.

Effective May 15, 2002, Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections", updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for 11 certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. The adoption of SFAS No. 145 did not have an effect on the consolidated financial statements of the Company.

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It is anticipated that the financial impact of SFAS No. 146 will not have an effect on the Company.

(3) Securities

The change in net unrealized holding gains (losses) on trading securities that has been included in net income is $0 and $(3,807) for the six months ended June 30, 2002 and 2001, respectively, and $0 and $2,390 for the three months ended June 30, 2002 and 2001, respectively.

The amortized cost and approximate fair value of securities and the gross unrealized gains and losses at June 30, 2002 and December 31, 2001 follow:

                                                                June 30, 2002
                                                  --------------------------------------
                                                                  (Unaudited)
                                                                  Unrealized
                                                                 ------------
                                                  Amortized cost Gains Losses Fair value
                                                  -------------- ----- ------ ----------
        Available-for-sale securities--
          Corporate equity securities ........      $   872       698    --      1,570
          U.S. Treasury securities ...........       17,943        --    --     17,943
                                                    --------     -----  ---     ------
                                                    $18,815       698    --     19,513
                                                    ========     =====  ===     ======
        Held-to-maturity securities--
          U.S. Treasury securities ...........      $11,730         5    --     11,735
                                                    ========     =====  ===     ======

                                                               December 31, 2001
                                                  --------------------------------------
                                                                  Unrealized
                                                                 ------------
                                                  Amortized cost Gains Losses Fair value
                                                  -------------- ----- ------ ----------
        Available-for-sale securities--
          Corporate equity securities ........      $10,947     2,223   199     12,971
          Corporate bonds ....................        5,503       130     4      5,629
          U.S. Treasury securities ...........          754        --    --        754
                                                    --------    ------  ---     ------
                                                    $17,204     2,353   203     19,354
                                                    ========    ======  ===     ======
        Held-to-maturity securities--
          U.S. Treasury securities ...........      $20,552       163     3     20,712
                                                    ========    ======  ===     ======


A summary of debt securities as of June 30, 2002, based on contractual maturities follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized cost Fair value
                                                      -------------- ----------
        Due within one year
           U.S. Treasury securities ...............       $29,673       29,678
           Corporate bonds ........................            --           --
                                                          -------       ------
                                                           29,673       29,678
        Due after one year through five years
           U.S. Treasury securities ...............            --           --
           Corporate bonds ........................            --           --
                                                          -------       ------
                                                               --           --
                                                          -------       ------
                                                          $29,673       29,678
                                                          =======       ======


All held-to-maturity securities as of June 30, 2002, will mature on or before July 31, 2002.

Proceeds from the sale of available-for-sale securities were $18,446 and $8,795 in the six months ended June 30, 2002 and 2001, respectively.

Gross realized gains on sales of available-for-sale securities were $1,952 and $53 in the six months ended June 30, 2002 and 2001, respectively. Gross realized losses on sales of available-for-sale securities were $441 and $30 in the three months ended June 30, 2002 and 2001, respectively.

(4) Earnings Per Share

The following data details the amounts used in computing earnings per share from continuing operations and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                             Six Months     Three Months
                                                               Ended            Ended
                                                              June 30,         June 30,
                                                          ---------------   -------------
                                                            2002    2001      2002   2001
                                                          ------- -------   ------ ------
Net income attributable to shareholders for basic
  and diluted earnings per share .......................  $12,000   8,284    7,405  6,799
                                                          ======= =======   ====== ======
Weighted average number of common shares used in
  basic earnings per share .............................   61,724  62,312   61,905 61,601
Effect of dilutive securities--stock options ...........       41      53       --     53
                                                          ------- -------   ------ ------
Weighted number of common and dilutive potential
  common shares used in diluted earnings per share .....   61,765  62,365   61,905 61,654
                                                          ======= =======   ====== ======


(5) Benefit Plans

In 1980, the Company adopted a stock option plan (the Plan) for eligible employees. The Plan provides for granting of stock options to purchase shares of common stock at an exercise price equal to the fair value of the stock on the day the option is granted. Options may be exercised for a two-year period beginning on the date of grant.

The fair value of each option is estimated on the date of grant using the minimum value method (excluding a volatility assumption) with the following weighted average assumptions: 2002--no options were granted during the six months ended June 30; 2001--expected dividend yield 7.31%, risk-free interest rate of 3.21%, and an expected life of 2 years.

Stock option activity during the periods indicated is as follows:

                                                               Weighted
                                                      Number    average
                                                      shares exercise price
                                                      ------ --------------

            Balance at December 31, 2000 ..........     662      $2,890
              Granted .............................     339       2,850
              Expired .............................    (336)      2,925
              Exercised ...........................     (33)      2,890
                                                       ----      ------
            Balance at December 31, 2001 ..........     632      $2,850
              Granted .............................       0           0
              Expired .............................       3       2,930
              Exercised ...........................     629       2,850
                                                       ----      ------
            Balance at June 30, 2002 ..............       0      $    0
                                                       ====      ======


At June 30, 2002 and June 30, 2001, the number of options exercisable was 0 and 632, respectively, and the weighted average exercise price of these options was $0 and $2,850, respectively.

(6) Commitments and Contingencies

In 1996, the Company committed to fund $3,000 in capital contributions to a limited partnership formed for the purpose of investing in various companies. The commitment period has a term of five years and, as of June 30, 2002 and December 31, 2001, $2,911 had been advanced to the limited partnership. The balance at June 30, 2002 and December 31, 2001 of $2,554 is included in other assets--investment in limited partnerships in the consolidated financial statements.

In 2001, the Company committed to fund $2,000 in capital contributions to another limited partnership formed for the purpose of investing in various companies. The commitment period has a term of five years and, as of June 30, 2002 and December 31, 2001, $20 had been advanced to the limited partnership and is included in other assets--investment in limited partnerships in the consolidated financial statements.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

Results of Operations

Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001

Net Income. Net income was $12.0 million for the six months ended June 30, 2002, as compared to $8.3 million for the six months ended June 30, 2001, an increase of $3.7 million, or 45%. The increase in income from operations combined with the increase in other income provided the increase in net income.

Revenues. Total revenues for the six months ended June 30, 2002, were $18.7 million compared to $16.9 million for the six months ended June 30, 2001, an increase of $1.8 million, or 10%. The increase is primarily attributable to the combined effect of the increase in coal royalty revenues offset by the decline in oil and gas revenues resulting from the sale of most of our oil and gas wells late in 2001.

Coal royalty revenues for the six months ended June 30, 2002, were $16.7 million for 7.8 million tons compared to $13.8 million for 6.7 million tons for the six months ended June 30, 2001, an increase of $2.9 million, or 21%, and 1.1 million tons, or 16%. During 2002, minimum royalty of $3.5 million for 2.0 million tons was received from a lessee for the previous four production years. This minimum royalty was not recognized as revenue in prior periods as collectability was not reasonably assured. Excluding this minimum royalty, royalty revenue and production were $13.2 million for 5.8 million tons, down 5% and 13%, respectively, for the six months ended June 30, 2002 compared to the same 2001 period. Further, excluding this minimum royalty, realization increased to $2.27 per ton for the six months ended June 30, 2002, up from $2.07 for the year ago period, an increase of 10%. During the first six months of 2002, demand for coal was soft as a result of the mild winter, and the utilities were working off stockpiles that they had built up to avoid the shortages that occurred in the winter of 2001. However, we expect production for the full year to be about even with 2001. The higher realization per ton occurred despite sharply lower spot coal prices in early first half of 2002 relative to the same period in 2001, indicating that our lessees were able to increase some of the prices in their sales contracts during the period of higher prices in 2000 and 2001. The lag in realization relative to changes in spot prices is ordinary. We expect realization per ton for all of 2002 to be even with or slightly below that of 2001, as contract prices are typically adjusted on an annual basis, and coal prices have declined significantly from their August 2001 peak.

Rents and haulage were $1.3 million for the six months ended June 30, 2002, compared to $709,000 for the six months ended June 30, 2001, an increase of $596,000. The increase was due to an increase in haulage tonnage to 3.5 million tons for the six months ended June 30, 2002, from 1.7 million tons for the year-ago period offset by a decrease in the realization to $.36 per ton in the same 2002 period from $.41 per ton for the year-ago period. The increase in haulage revenue and tonnage as well as the decrease in haulage realization is due primarily to minimum haulage of $269,000 for 1.3 million tons recognized in 2002 from a lessee for the past four years minimum haulage requirements. This revenue was not recognized in prior periods as collectability was not reasonably assured. Excluding this minimum haulage, haulage tonnage was 2.2 million tons with a realization of $.45 per ton, an increase of 500,000 tons, or 29%, and $.04 per ton, or 10%. Since haulage revenues are generated by the processing by our lessees of coal belonging to others, the tonnage fluctuates depending on the extent to which our lessees are mining inside or outside our property boundaries. Haulage is based in part on a percentage of the sales price, so like royalties, the realization is a function of price.

Oil and gas sales and royalties were $647,000 for the six months ended June 30, 2002, compared to $2.4 million for the six months ended June 30, 2001, a decrease of $1.7 million, or 73%. The decrease is mainly attributable to the sale of the majority of our oil and gas working interests during the fourth quarter of 2001, effective as of June 30, 2001. A decrease in prices, especially for natural gas, also had an effect in the decline. During the first six months of 2002, several new working interest gas wells came on-line and began contributing nominally to oil and gas revenue. We anticipate continuing to participate in gas drilling efforts during the remainder of the year at a modest rate. Accordingly, the full year comparison for 2002 should be stronger than that of the first half, but oil and gas revenues are still expected to be less than 50% of 2001 oil and gas revenues.

Income from operations was $15.4 million for the six months ended June 30, 2002, compared to $13.8 million for the six months ended June 30, 2001, an increase of $1.6 million, or 12%. The increase was due to the increase in coal royalty and rents and haulage revenue offset by the decrease in income from oil and gas.

Operating Costs and Expenses. Aggregate operating costs and expenses for the six months ended June 30, 2002, were $3.3 million compared to $3.1 million for the six months ended June 30, 2001, an increase of $155,000, or 5%. The increase in operating expenses relates to the increase in operating, general and administrative expenses offset by the decrease in oil and gas operating expenses.

Operating, general and administrative expenses were $3.2 million for the six months ended June 30, 2002 compared to $2.6 million for the six months ended June 30, 2001, an increase of $564,000, or 21%. The increase is attributable to the expenses associated with our restructuring transaction.

Oil and gas expenses were $70,000 for the six months ended June 30, 2002, compared to $479,000 for the six months ended June 30, 2001, a decrease of $409,000, or 85%. This decrease resulted from the sale of the majority of our oil and gas working interests effective as of June 30, 2001. We project the trend in lower oil and gas operating expenses will continue and anticipate that these expenses will fall by 80% in 2002 as a result of this sale. Our royalty interests bear no operating expenses other than severance taxes, so following the sale of the working interests, oil and gas expenses should decline disproportionately more than oil and gas revenues for the year 2002.

Other Income. Other income was $3.1 million for the six months ended June 30, 2002, compared to a loss of $1.3 million for the six months ended June 30, 2001, an increase of $4.4 million. The difference is primarily the result of the change in unrealized security gains and losses.

There was no net unrealized gain or loss on trading securities for the six months ended June 30, 2002, because the trading securities portfolio was liquidated during the first quarter 2002. By comparison, the net unrealized loss for the six months ended June 30, 2001, was $3.8 million.

Gain on sale of securities decreased to $576,000 for the six months ended June 30, 2002, compared to $962,000 for the six months ended June 30, 2001, a decrease of $386,000. During the six months ended June 30, 2002, our trading securities portfolio was entirely liquidated and our available-for-sale securities portfolio was mostly liquidated, in order to reduce the Company's exposure to near-term market volatility in light of the projected need for liquid assets to finance the restructuring. The proceeds from the securities sales were invested in short-term U.S. treasury bills. As those short-term U.S. treasury bills matured or were sold the proceeds were retained as cash. As of July 31, 2002, the date of the merger of a wholly-owned subsidiary into the Company as part of the restructuring, we have no trading or held-to-maturity securities and $1.6 million in available-for-sale securities.

Interest and dividend income was $1.5 million for the six months ended June 30, 2002, compared to $1.0 million for the six months ended June 30, 2001. The $515,000, or 51%, increase was primarily due to the liquidation of our trading securities portfolio from which the proceeds were invested in short-term U.S. Treasury bills.

Gain on sale of assets was $850,000 for the six months ended June 30, 2002, compared to $342,000 for the six months ended June 30, 2001, an increase of $508,000. The increase was a result of our efforts to liquidate our investments, including land and improvements, to fund the restructuring.

Other income, consisting mostly of sales of standing timber, was $157,000 for the six months ended June 30, 2002, compared to $227,000 for the six months ended June 30, 2001, a decrease of $70,000, or 31%. Timber revenues fluctuate significantly from year to year, depending on a number of factors, including, marketing conditions, weather, species mix and the level of harvesting in advance of surface mining operations.

Income Taxes. Income tax expense was $6.5 million (effective tax rate of 35%) for the six months ended June 30, 2002, based on pretax income of $18.5 million as compared with $4.2 million (effective tax rate of 34%) for the six months ended June 30, 2001, based on pretax income of $12.5 million for the year earlier period. The $2.3 million increase was primarily due to the tax effect of the increase in other income, mostly securities gains.

Three Months Ended June 30, 2002 Compared With Three Months Ended June 30, 2001

Net Income. Net income was $7.4 million for the three months ended June 30, 2002, as compared to $6.8 million for the three months ended June 30, 2001, an increase of $606,000, or 9%. The increase in income from operations more than offset the decrease in other income.

Revenues. Total revenues were $11.0 million for the three months ended June 30, 2002, compared to $8.8 million for the three months ended June 30, 2001, an increase of $2.2 million, or 25%. The increase is primarily attributable to the combined effect of the increase in coal royalty and rents and haulage revenues offset by the decline in oil and gas revenue resulting from the sale of most of the oil and gas working interests late in 2001.

Coal royalty revenues were $9.8 million for 4.8 million tons for the three months ended June 30, 2002, compared to $7.2 million for 3.3 million tons for the three months ended June 30, 2001, an increase of $2.6 million, or 37%, and
1.5 million tons, or 45%. During the three months ended June 30, 2002, minimum royalty of $3.5 million for 2.0 million tons was received from a lessee for the previous four production years. This minimum royalty was not recognized in prior periods as collectability was not reasonably assured. Excluding this minimum royalty, royalty revenue and production were $6.4 million for 2.8 million tons produced for the three months ended June 30, 2002, down $861,000, or 12%, and 500,000 tons, or 15%, compared to the year ago period. Further, excluding this minimum, realization increased to $2.31 per ton for the three months ended June 30, 2002, as compared to $2.17 per ton for the three months ended June 30, 2001, an increase of 6%. The higher realization per ton occurred despite sharply lower spot coal prices in early first half of 2002 relative to the same period in 2001, indicating that our lessees were able to increase some of the prices in their sales contracts during the period of higher prices in 2000 and 2001. The lag in realization relative to changes in spot prices is ordinary. We expect realization per ton for the remaining quarters of 2002 to be even with or slightly below that of 2001, as contract prices are typically adjusted on an annual basis, and coal prices have declined significantly from their August 2001 peak.

Rents and haulage were $774,000 for the three months ended June 30, 2002, compared to $382,000 for the three months ended June 30, 2001, an increase of $392,000, or 103%. The increase was due to an increase in haulage tonnage to 2.4 million tons for the three months ended June 30, 2002, from 787,000 tons for the three months June 30, 2001, offset by a decrease in the realization to $.32 per ton from $.47 per ton for the same comparable periods. The primary reason for the increase in haulage and decrease in realization is the collection of minimum haulage of $269,000 for 1.3 million tons at a realization of $.21 per ton from a lessee for the past four years minimum haulage not previously reported as collectability was not reasonably assured. Excluding this minimum haulage, haulage tonnage increased to 1.1 million tons at a realization of $.45 per ton for the three months ended June 30, 2002, as compared to the year ago period, an increase of 313,000 tons, or 40%, and a decrease of $.02 per ton, or 4%. Haulage revenues are generated by the processing by our lessees of coal belonging to others, the tonnage fluctuates depending on the extent to which our lessees are mining inside or outside our property boundaries. Haulage is based in part on a percentage of the sales price, so like royalties, the realization is a function of price.

Oil and gas sales and royalties were $443,000 for the three months ended
June 30, 2002, compared to $1.2 million for the three months ended June 30, 2001, a decrease of $789,000, or 64%. The decrease is mainly attributable to the sale of the majority of our oil and gas working interests during the fourth quarter of 2001, effective as of June 30, 2001. A decrease in prices, especially for natural gas, also had an effect. During the second quarter 2002 several new working interest gas wells came on line and began contributing nominally to oil and gas revenue. We anticipate continuing to participate in gas drilling efforts during the remainder of the year at a modest rate.

Income from operations was $9.4 million for the three months ended June 30, 2002, compared to $7.1 million for the three months ended June 30, 2001, an increase of $2.3 million, or 32%. The increase was due to the increase in coal royalty and rents and haulage income offset by the decrease in income from oil and gas.

Operating Costs and Expenses. Aggregate operating costs and expenses for the three months ended June 30, 2002, compared to the same prior year period, were relatively flat at $1.7 million. Operating expenses were unchanged due to the decrease of oil and gas expense offset by the increase in operating, general and administrative expenses.

Operating, general and administrative expenses were $1.6 million for the three months ended June 30, 2002, compared to $1.5 million for the three months ended June 30, 2001, an increase of $136,000, or 9%. The increase is attributable to the expenses associated with our restructuring transaction.

Oil and gas expenses were $45,000 for the three months ended June 30, 2002, compared to $248,000 for the three months ended June 30, 2001, a decrease of $203,000, or 82%. The decrease resulted from the sale of the majority of our working interest production effective as of June 30, 2001. We project that the trend in lower oil and gas operating expenses will continue and anticipate that these expenses will fall by 80% for the year 2002 as compared to the prior year as a result of this sale. Our royalty interests bear no operating expenses other than severance taxes, so following the sale of the working interests, oil and gas expenses should decline disproportionately more than oil and gas revenues for the year 2002.

Other Income. Other income was $2.0 million for the three months ended June 30, 2002, compared to $3.2 million for the three months ended June 30, 2001, a decrease of $1.2 million, or 37%. The difference is mainly the result of a decrease in unrealized gains on trading securities offset by an increase in interest and dividend income and gain on sale of assets.

There was no gain or loss on sale of securities for the three months ended
June 30, 2002, compared to a loss of $69,000 for the three months ended June 30, 2001. Also, there was no unrealized gains on trading securities for the three months ended June 30, 2002, compared to unrealized gains of $2.4 million for the three months ended June 30, 2001. The lack of second quarter 2002 investment activity was a result of the first quarter 2002 liquidation of the trading securities portfolio and most of the available-for-sale securities portfolio in light of the projected need for liquid assets to finance the restructuring. The proceeds from the securities sales were invested in short-term U.S. treasury bills.

Interest and dividend income was $1.1 million for the three months ended
June 30, 2002, compared to $469,000 for the three months ended June 30, 2001. The increase was due to the first quarter 2002 movement of our investment portfolio from equities to U.S. treasury bills as noted in the preceding paragraph.

Gain on sale of assets was $850,000 for the three months ended June 30, 2002, compared to $342,000 for the three months ended June 30, 2001, an increase of $508,000. The increase was a result of our efforts to liquidate our investments, including land and improvements, to fund the restructuring.

Other income, consisting mostly of sales of standing timber, was $47,000 for the three months ended June 30, 2002, compared to $117,000 for the three months ended June 30, 2001, a decrease of $70,000, or 60%. Timber revenues fluctuate significantly from year to year, depending on a number of factors, including, marketing conditions, weather, species mix and the level of harvesting in advance of surface mining operations.

Income Taxes. Income tax expense was $4.1 million (effective tax rate of 35%) for the three months ended June 30, 2002, based on pretax income of $11.5 million as compared to $3.6 million (effective tax rate of 34%) for the three months ended June 30, 2001, based on pretax income of $10.4 million for the year earlier period. The $488,000 increase was primarily due to the tax effect of the increase in coal royalty income.

Liquidity and Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations. We believe that cash generated from operations for at least the next several years will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt payments resulting from debt, if any, incurred to finance the restructuring. Our ability to satisfy our debt service obligations, to fund planned capital expenditures, to make acquisitions and to pay distributions to our investors will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, and financial, business and other factors, some of which are beyond our control.

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2002, was $31.9 million compared to $8.9 million for the comparable 2001 period. The increase in cash provided by operating activities was due to the liquidation of our trading securities portfolio in preparation for funding the restructuring. Excluding securities transactions, net cash provided by operating activities for the six months ended June 30, 2002, was $13.1 million compared to $6.0 million for the comparable period for 2001.

Net cash provided by investing activities for the six months ended June 30, 2002, was $10.6 million compared to $7.4 million for the comparable 2001 period. The increase in cash provided by investing activities is due mainly to the increase in net purchase and sale transactions of available-for-sale and held-to-maturity securities. Excluding the purchases and sales of securities, net cash provided by investing activities for the six months ended June 30, 2002, was $1.9 million compared to $653,000 for the comparable 2001 period, an increase of $1.2 million. This increase is attributable to an increase in the sale of land and improvements in preparation for funding the restructuring.

Net cash used in financing activities for the six months ended June 30, 2002, was $7.8 million compared to $15.3 million for the comparable 2001 period. The decrease reflects the combined effect of prior year treasury stock purchases and current year issuance of stock under employee stock options. There were no treasury stock purchases during the six months ended June 30, 2002. During the six months ended June 30, 2001, the Company purchased treasury stock for $5.7 million. Additionally, $1.8 million was received during the six months ended June 30, 2002, from the sale of common shares under the employee stock plan. The same prior year period had employee stock plan sales of $95,000. Cash dividends paid were relatively flat at $9.6 million for the six months ended June 30, 2002, compared to $9.7 million for the comparable 2001 period.

Capital Expenditures

For the six months ended June 30, 2002, capital expenditures were $445,000 compared to $165,000 for the comparable 2001 period. For each of these periods, we used cash generated from operations to fund capital expenditures. Our capital expenditures in each year were primarily made to support equipment and facilities and acquire land.

We anticipate that our average annual maintenance capital expenditures will be less than $1.0 million. Total capital expenditures, though, may increase, as we seek acquisitions of coal reserves and other strategic assets. Currently, we expect capital expenditures to be funded by cash generated by operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are primarily exposed to equity price, interest rate and coal price risks. The following is a discussion of our primary market risk exposures and how those exposures are managed.

Our market risk sensitive instruments are primarily U.S. Treasury securities and corporate equity securities. U.S. Treasury securities are classified as available-for-sale and held-to-maturity, depending on our intention and ability to hold the securities until maturity, and are subject to interest rate risk. Corporate equity securities are classified as available-for-sale securities and are subject to price risk.

Available-for-sale and held-to-maturity securities at June 30, 2002 consisted of $1,570,000 in corporate equity securities and $29,673,000 in fixed maturity securities. Corporate equity securities that are managed internally are classified as available-for-sale. They are purchased because they represent a better risk/reward opportunity than cash equivalents or other short-term fixed-income securities for capital we do not expect to use in our primary business for the intermediate term, roughly three to five years. We employ a buy-and-hold strategy and, consequently, do not monitor day-to-day market conditions. At June 30, 2002, a hypothetical 10% decrease in the value of our corporate equity securities classified as available-for-sale would have decreased the value of these securities by $157,000.

At June 30, 2002 the market risk to our portfolio of fixed maturity securities was primarily interest rate risk. We are subject to interest rate risk to the degree that our fixed maturity securities re-price with changes in interest rates. We manage interest rate risk by investing in fixed maturity securities with a short duration, usually less than one year. Our pricing model makes various estimates at each level of interest rate change regarding cash flows from interest collections and principal repayments. At June 30, 2002, a one percent increase in interest rates would have decreased the value of our fixed maturity securities by $296,700. As of July 31, 2002, all fixed maturity securities have matured or were sold. Accordingly, we have no current exposure to interest rate risk.

Debt we incur to finance the restructuring will bear variable interest. Unless interest rates increase significantly in the future, our exposure to interest rate market risk should be minimal.

Our coal price exposure risk has not materially changed from the discussion contained under "Coal Industry Overview--Coal Prices" in Kentucky River Properties LLC's registration statement on Form S-4 report filed with the Securities and Exchange Commission.

CAUTIONARY STATEMENTS

In this report we present "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. The statements include those identified by such words as "may," "will," "expect," "anticipate," "believe," "plan," "project," "should," and other similar terminology. These forward-looking statements reflect our current expectations regarding future events and operating and financial performance and are based upon data available at the time of the statements. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance the forward-looking statements included herein will prove to be accurate. Actual results involve risks and uncertainties, including both those specific to the Company and those specific to the industry, and could differ materially from expectations. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:

..      the ability of our lessees to produce sufficient quantities of coal on an economic basis from our reserves,

..      the volatility of commodity prices for coal,

..      the financial condition of our primary lessees,

..      changes in fuel consumption patterns by electric power generators away from the use of coal,

..      competition among producers in the coal industry,

..      ability of our lessees to enter into long-term supply contracts,

..      fluctuations in transportation costs and the availability or reliability of transportation of coal mined from our properties,

..      labor relations and costs,

..      the extent to which the amount and quality of coal our lessees are able to economically recover differs from estimated recoverable coal reserves,

..      the ability to replace or increase our reserves on satisfactory terms,

..      availability of cash from lessees to enable payment of distributions comparable to historic levels,

..      changes in governmental regulation or enforcement practices, especially with respect to mining environmental, health and safety matters, such as emissions levels applicable to electric power generators and steel manufacturers, and

..      economic and political conditions (including inflation and interest rates).

Many of these factors are difficult to predict and are beyond the control of the Company.

                    PART II. OTHER INFORMATION AND SIGNATURES

Item 5. - Other Information

Kentucky River Properties LLC was formed on February 14, 2002 in connection with the proposed restructuring of Kentucky River Coal Corporation (the "Company") to convert to S corporation status for federal income tax purposes. The shareholders of the Company approved the restructuring at a special meeting on July 29, 2002. As part of the restructuring, a wholly-owned subsidiary of the Company merged into the Company on July 31, 2002 and

     . each common share held by the majority shareholders remained outstanding (the majority shareholders are the 70 shareholders that (i) held the highest percentage of the Company's common shares as of the close of business on July 22, 2002, (ii) were eligible to be S corporation shareholders and (iii) who returned the required documentation)

     . each common share of the Company held by other shareholders was converted into the right to receive $4,000 in cash and a subscription right to subscribe for one Kentucky River Properties LLC membership unit at an exercise price of $4,000 per membership unit.

On or before November 30, 2002, the Company will transfer to Kentucky River Properties LLC all of its assets and liabilities, except for membership units in Kentucky River Properties LLC, and Kentucky River Properties LLC will become the operating company for the current business of the Company.

Item 6. - Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized officer of the registrant.

                                               KENTUCKY RIVER PROPERTIES LLC

                                                      (Registrant)


Date:  August 14, 2002                          /s/ Carroll R. Crouch
                                                -------------------------------
                                                       (Signature)


                                                      Carroll R. Crouch
                                                    Secretary and Treasurer
                                                  (Principal Financial Officer)