Form 10-Q
period 2002-09-30
KENTUCKY RIVER PROPERTIES LLC
filed 2002-11-14
CIK 1167584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 333-83634

KENTUCKY RIVER PROPERTIES LLC
(Exact name of registrant as specified in its charter)

Delaware	To Be Applied For
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

200 West Vine Street Suite 8-K Lexington, Kentucky	40507
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (859) 254-8498

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

The number of the Registrant’s membership units outstanding as of November 14, 2002 was 1 unit.

Explanatory Note

Kentucky River Properties LLC was formed on February 14, 2002 in connection with a proposed restructuring of Kentucky River Coal Corporation (the Company) to convert to S corporation status for federal income tax purposes.  Kentucky River Properties LLC holds only minimal assets, has conducted no operations except in connection with the restructuring and is currently a wholly-owned subsidiary of the Company.  Accordingly, no financial information for Kentucky River Properties LLC is included.  All financial information for Kentucky River Coal Corporation is provided in accordance with the requirements of Form 10-Q.  See “Item 5.  Other Information” for a description of the restructuring.

PART I.  FINANCIAL INFORMATION

Item 1. – Financial Statements

KENTUCKY RIVER COAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
September 30, 2002 and December 31, 2001
(In thousands, except share and per share data)

	September 30,	December 31,

	2002	2001

	(unaudited)
Assets
Investments:
Trading securities	$—	20,322
Available-for-sale securities	1,537	19,354
Held-to-maturity securities	—	20,552
Land and improvements	7,097	8,466

Total investments	8,634	68,694

Cash and cash equivalents	4,094	20,109

Other assets:
Accounts receivable – trade	4,552	4,334
Accrued interest receivable	31	98
Income tax receivable	647	3,388
Investment in limited partnerships	2,574	2,574
Other receivables and prepaid expenses	66	10

Total other assets	7,870	10,404

Properties and equipment:
Land and revenue-producing properties	11,932	11,932
Oil and gas properties	3,408	2,731
Buildings and equipment	2,745	2,616
Less accumulated depletion and depreciation	(11,360)	(11,243)

Properties and equipment, net	6,725	6,036

	$27,323	105,243

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$670	713
Accounts payable - former shareholders	1,291	—
Income taxes payable	—	1
Notes payable	3,000	—
Deferred income taxes	269	1,913

Total liabilities	5,230	2,627

Stockholders’ equity:
Common stock, par value of $25 a share. Authorized 100,000 shares; issued and outstanding 40,414 and 61,276 shares in 2002 and 2001, respectively	1,010	1,532
Additional paid-in capital	3,559	1,782
Accumulated other comprehensive income	397	1,386
Retained earnings	17,127	97,916

Total stockholders’ equity	22,093	102,616
Commitments and contingencies	—	—

	$27,323	105,243

See accompanying notes to unaudited consolidated condensed financial statements.

KENTUCKY RIVER COAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income
Nine and Three Months ended September 30, 2002 and 2001
(In thousands, except share and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues:
Coal royalties	$22,052	20,197	5,346	6,367
Rents and haulage	1,846	1,276	541	567
Oil and gas sales and royalties	920	3,131	273	768

Total revenues	24,818	24,604	6,160	7,702
Operating costs and expenses:
Operating, general, and administrative	4,611	3,825	1,400	1,178
Oil and gas expenses	96	701	26	222

Total operating costs and expenses	4,707	4,526	1,426	1,400

Operating income	20,111	20,078	4,734	6,302

Other income (expense):
Unrealized losses on trading securities	—	(7,703)	—	(3,896)
Gain (loss) on sales of securities, net	576	688	—	(274)
Interest and dividend income	1,719	1,432	201	429
Gain on sale of land and improvements	842	339	—	—
Interest expense	(7)	—	(7)	—
Other income	321	383	156	153

Total other income (loss)	3,451	(4,861)	350	(3,588)

Income before income taxes	23,562	15,217	5,084	2,714
Income taxes	7,713	5,118	1,235	899

Net income	$15,849	10,099	3,849	1,815

Earnings per share:
Basic	$278.52	162.99	81.17	29.62

Diluted	$278.38	162.81	81.17	29.59

Weighted average number of common shares outstanding:
Basic	56,904	61,963	47,422	61,278

Diluted	56,933	62,031	47,422	61,346

See accompanying notes to unaudited consolidated condensed financial statements.

KENTUCKY RIVER COAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
Nine Months ended September 30, 2002 and 2001
(In thousands)

	Nine Months Ended September 30,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net income	$15,849	10,099
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized losses on trading securities	—	7,703
Depreciation, depletion, and amortization	137	419
Gain on sales of securities, net	(576)	(688)
Gain on sale of land and improvements	(842)	(339)
Gain on sale of equipment	(8)	(66)
Deferred income taxes	(1,147)	(2,762)
Purchase of trading securities	(97)	(5,715)
Proceeds from sale of trading securities	19,466	6,546
Changes in assets and liabilities:
Increase in accounts receivable - trade	(218)	(229)
Decrease in accrued interest receivable	67	246
Decrease (increase) in income tax receivable	2,741	(1,001)
Increase in other receivables and prepaid expenses	(56)	(24)
(Decrease) increase in accounts payable and accrued expenses	(43)	176
Increase in accounts payable - former shareholders	1,291	—
Decrease in income taxes payable	(1)	(236)

Net cash provided by operating activities	36,563	14,129

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	36,390	9,683
Proceeds from maturities of held-to-maturity securities	132,410	29,982
Purchases of securities:
Available-for-sale	(18,527)	(3,865)
Held-to-maturity	(111,810)	(32,462)
Purchases of properties and equipment	(877)	(199)
Proceeds from sale of properties and equipment	8	77
Proceeds from sale of land and improvements	2,297	815
Purchases of land and improvements	(86)	(103)

Net cash provided by investing activities	39,805	3,928

Cash flows from financing activities:
Dividends paid	(11,212)	(12,157)
Repurchase of common stock	(85,964)	(5,672)
Proceeds from sale of common stock under stock plan	1,793	95
Proceeds from note payable	3,000	—

Net cash used in financing activities	(92,383)	(17,734)

Net (decrease) increase in cash and cash equivalents	(16,015)	323
Cash and cash equivalents, beginning of period	20,109	4,483

Cash and cash equivalents, end of period	$4,094	4,806

Cash paid during the year for income taxes	$6,121	9,106

See accompanying notes to unaudited consolidated condensed financial statements.

KENTUCKY RIVER COAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2002 and December 31, 2001

(In thousands, except share data)

(1)     Financial Statement Presentation

The unaudited consolidated condensed financial statements for the three months and nine months ended September 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management of the Company, all adjustments necessary for a fair presentation have been included. The unaudited consolidated financial statements presented herein have been prepared in accordance with the accounting policies described with respect to the Company’s audited annual financial statements and should be read in accordance therewith. Complete audited annual consolidated financial statements were issued for the year ended December 31, 2001, and can be found in Kentucky River Properties LLC’s S-4 report filed with the Securities and Exchange Commission, declared effective June 10, 2002.  The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

(2) Organization

(a) Restructuring and Subsequent Events

On February 14, 2002, Kentucky River Coal Corporation (the Company) announced a proposed restructuring to convert to S corporation status for federal income tax purposes. On July 29, 2002 the restructuring was approved at a special meeting of the Company’s shareholders. The Company has elected to be treated as an S Corporation for federal income tax purposes beginning in January 2003.

On February 14, 2002, Kentucky River Properties LLC (the Registrant) was formed.  On March 1, 2002, the Registrant filed a registration statement with the Securities and Exchange Commission relating to the proposed corporate restructuring of the Company to convert to S Corporation status. On June 10, 2002, the registration statement, initially filed on March 1, 2002, became effective.

On July 29, 2002, at a special shareholders’ meeting, the shareholders of the Company approved the restructuring.  Pursuant to the restructuring, on July 31, 2002, each minority share of the Company was converted into the right to receive $4 in cash and a subscription right to subscribe for one Kentucky River Properties LLC membership unit at an exercise price of $4 per membership unit.  A minority share of the Company is a share held by a shareholder who did not qualify to become a shareholder of the S Corporation.  On July 31, 2002, the minority shares converted were 21,491 resulting in an obligation to minority shareholders of $85,964.  As of September 30, 2002, the obligation to minority shareholders was $1,291 for 491 minority shares outstanding.  On December 1, 2002, the subscription rights for Kentucky River Properties LLC membership units will become exercisable and will remain exercisable for a 30-day period.  The subscription rights will expire at 5:00 p.m., Eastern Time, on December 30, 2002.

On August 2, 2002, the Company entered into a financing arrangement, pursuant to a March 2002 commitment letter, that permits the Company to borrow up to $20,000 at one month LIBOR plus 2.25%.  The Company must retain $1,000 in an account with its lender as a compensating balance.  As of September 30, 2002, the Company had borrowed $3,000 and had $17,000 available from this financing arrangement.  In addition, the Company, its lender and the Registrant entered into an assumption agreement providing for the assumption of the Company’s obligations under the financing arrangement by the Registrant when the Company transfers substantially all of its assets and liabilities to the Registrant, expected on or before November 30, 2002, as part of the restructuring.  As of September 30, 2002, the Registrant’s only asset was cash of $205 that was included in the consolidated financial statements of the Company.

(b) Business

The Company and its subsidiaries are primarily engaged in leasing mineral reserves and, to a lesser degree, participating in partnerships and joint ventures which explore for and develop oil and gas properties. The majority of the Company’s revenue-producing properties are located in Eastern Kentucky.

(c) Consolidation Practice

The accompanying consolidated financial statements include the accounts of Kentucky River Coal Corporation and its wholly-owned subsidiaries, Kentucky River Properties LLC (the Registrant), KRCC Oil & Gas, LLC, Florida Kentucky Timberlands, Inc., The Kent-Mar Corporation, Timberlands, LLC, and Tennis Capital, Inc., prior to its merger into the Company on August 31, 2002. All significant intercompany accounts and transactions have been eliminated. On January 1, 2002, KRCC Oil and Gas, Inc. and Timberlands, Inc. were merged into KRCC Oil & Gas, LLC and Timberlands, LLC, respectively.

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

(2) Recently Adopted Accounting Pronouncements

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  The SFAS requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  The adoption of SFAS No. 142 did not have an effect on the consolidated financial statements of the Company.

Effective January 1, 2002, the Company adopted FASB SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement.

SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, (Opinion No. 30) for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management’s ability to provide information that helps financial statement users assess the effects of a disposal transaction on the ongoing operations of an entity. The adoption of SFAS No. 144 did not have an effect on the consolidated financial statements of the Company.

Effective May 15, 2002, Statement of Financial Accounting Standards No. 145, Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections, updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. SFAS No. 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for eleven certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. The adoption of SFAS No. 145 did not have an effect on the consolidated financial statements of the Company.

Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  It is anticipated that the financial impact of SFAS No. 146 will not have an effect on the consolidated financial statements of the Company.

(3) Securities

The change in net unrealized holding gains (losses) on trading securities that has been included in net income is $0 and $(7,703) for the nine months ended September 30, 2002 and 2001, respectively, and $0 and $(3,896) for the three months ended September 30, 2002 and 2001, respectively.

The amortized cost and approximate fair value of securities and the gross unrealized gains and losses at September 30, 2002 and December 31, 2001 follow:

	September 30, 2002

	(Unaudited) Unrealized

	Amortized cost	Gains	Losses	Fair value

Available-for-sale securities--
Corporate equity securities	$872	665	—	1,537
U.S. Treasury securities	—	—	—	—

	$872	665	—	1,537

Held-to-maturity securities--
U.S. Treasury securities	$—	—	—	—

	December 31, 2001

	Unrealized

	Amortized cost	Gains	Losses	Fair value

Available-for-sale securities--
Corporate equity securities	$10,947	2,223	199	12,971
Corporate bonds	5,503	130	4	5,629
U.S. Treasury securities	754	—	—	754

	$17,204	2,353	203	19,354

Held-to-maturity securities--
U.S. Treasury securities	$20,552	163	3	20,712

As of September 30, 2002, the Company held no debt securities with contractual maturities.

Proceeds from the sale of available-for-sale securities were $36,390 and $9,683 in the nine months ended September 30, 2002 and 2001, respectively.

Gross realized gains on sales of available-for-sale securities were $1,952 and $187 in the nine months ended September 30, 2002 and 2001, respectively. Gross realized losses on sales of available-for-sale securities were $441 and $30 in the three months ended September 30, 2002 and 2001, respectively.

(4) Earnings Per Share

The following data details the amounts used in computing earnings per share from continuing operations and the effect on income and the weighted average number of shares of dilutive potential common stock.

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Net income attributable to shareholders for basic and diluted earnings per share	$15,849	10,099	3,849	1,815

Weighted average number of common shares used in basic earnings per share	56,904	61,963	47,422	61,278
Effect of dilutive securities--stock options	29	68	—	68

Weighted number of common and dilutive potential common shares used in diluted earnings per share	56,933	62,031	47,422	61,346

(5) Benefit Plans

In 1980, the Company adopted a stock option plan (the Plan) for eligible employees. The Plan provides for granting of stock options to purchase shares of common stock at an exercise price equal to the fair value of the stock on the day the option is granted. Options may be exercised for a two-year period beginning on the date of grant.

The fair value of each option is estimated on the date of grant using the minimum value method (excluding a volatility assumption) with the following weighted average assumptions: 2002--no options were granted during the nine months ended September 30; 2001--expected dividend yield 7.31%, risk-free interest rate of 3.21%, and an expected life of 2 years.

Stock option activity during the periods indicated is as follows:

	Number shares	Weighted average exercise price

Balance at December 31, 2000	662	$2,890
Granted	339	2,850
Expired	(336)	2,925
Exercised	(33)	2,890

Balance at December 31, 2001	632	$2,850
Granted	0	0
Expired	(3)	2,930
Exercised	(629)	2,850

Balance at September 30, 2002	0	$0

At September 30, 2002 and September 30, 2001, the number of options exercisable was 0 and 632, respectively, and the weighted average exercise price of these options was $0 and $2,850, respectively.

(6) Commitments and Contingencies

In 1996, the Company committed to fund $3,000 in capital contributions to a limited partnership formed for the purpose of investing in various companies. The commitment period had a term of five years and, as of September 30, 2002 and December 31, 2001, $2,911 had been advanced to the limited partnership. The balance at September 30, 2002 and December 31, 2001 of $2,554 is included in other assets--investment in limited partnerships in the consolidated financial statements.

In 2001, the Company committed to fund $2,000 in capital contributions to another limited partnership formed for the purpose of investing in various companies. The commitment period has a term of five years and, as of September 30, 2002 and December 31, 2001, $20 had been advanced to the limited partnership and is included in other assets--investment in limited partnerships in the consolidated financial statements.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine Months Ended September 30, 2002 Compared With Nine Months Ended September 30, 2001

Net Income. Net income was $15.8 million for the nine months ended September 30, 2002, as compared to $10.1 million for the nine months ended September 30, 2001, an increase of $5.7 million, or 56%. The increase is attributable to the increase in other income offset by the related increase in income taxes.

Revenues. Total revenues for the nine months ended September 30, 2002, were $24.8 million compared to $24.6 million for the nine months ended September 30, 2001, an increase of $214,000, or 1%. The increase is primarily attributable to the combined effect of the increase in coal royalty revenues offset by the decline in oil and gas revenues resulting from the sale of most of our oil and gas wells late in 2001.

Coal royalty revenues for the nine months ended September 30, 2002, were $22.1 million for 10.1 million tons compared to $20.2 million for 9.4 million tons for the nine months ended September 30, 2001, an increase of $1.9 million, or 9%, and 700,000 tons, or 7%. During 2002, minimum royalties of $3.5 million for 2.0 million tons were received from a lessee for the previous four production years.  These minimum royalties were not recognized as revenue in prior periods as collectability was not reasonably assured.  Excluding this minimum royalty, royalty revenue and production were $18.6 million for 8.1 million tons, down 8% and 14%, respectively, for the nine months ended September 30, 2002 compared to the same 2001 period. Excluding this minimum royalty, realization increased to $2.28 per ton for the nine months ended September 30, 2002, up from $2.14 for the year ago period, an increase of 7%.  Demand for coal was soft early in 2002 as a result of the mild winter, and the utilities were working off stockpiles they had built up to avoid the shortages that occurred in the winter of 2001.  More recently, the unusually warm summer caused the stockpiles to shrink, which should have resulted in higher demand for coal in the fourth quarter of 2002.  However, the increase in demand has not been as great as anticipated during the third quarter 2002 and the first part of the fourth quarter 2002.  While we expect production from our properties to improve for the fourth quarter of 2002, production for the full year (excluding the minimum tonnages noted above) is likely to be down by approximately 8% to 12% compared to the 2001 year.  The higher realization per ton occurred despite sharply lower spot coal prices in early first half of 2002 relative to the same period in 2001, indicating that our lessees were able to increase some of the prices in their sales contracts during the period of higher prices in 2000 and 2001. We expect realization per ton for all of 2002 will be slightly above that of 2001.  The realization per ton in the fourth quarter of 2001 was higher than the average realization for the nine months ended September 30, 2002.  Absent changes in the market, the realization per ton for the fourth quarter 2002 is likely to be below that of the fourth quarter 2001.

Rents and haulage were $1.8 million for the nine months ended September 30, 2002, compared to $1.3 million for the nine months ended September 30, 2001, an increase of $570,000, or 45%. The increase was due to an increase in haulage tonnage to 4.5 million tons for the nine months ended September 30, 2002, from 2.8 million tons for the year-ago period offset by a decrease in the realization to $.40 per ton in the same 2002 period from $.44 per ton for the year-ago period. The increase in haulage revenue and tonnage as well as the decrease in haulage realization is due primarily to minimum haulage of $269,000 for 1.3 million tons recognized in 2002 from a lessee for the past four years minimum haulage requirements. This revenue was not recognized in prior periods as collectability was not reasonably assured. Excluding this minimum haulage, haulage tonnage was 3.2 million tons with a realization of $.48 per ton, an increase of 400,000 tons, or 14%, and $.04 per ton, or 9%. Since haulage revenues are generated by the processing by our lessees of coal belonging to others, the tonnage fluctuates depending on the extent to which our lessees are mining inside or outside our property boundaries. Haulage is based in part on a percentage of the sales price, so like royalties, the realization is a function of price.

Oil and gas sales and royalties were $920,000 for the nine months ended September 30, 2002, compared to $3.1 million for the nine months ended September 30, 2001, a decrease of $2.2 million, or 71%. The decrease is mainly attributable to the sale of the majority of our oil and gas working interests during the fourth quarter of 2001 which was effective as of June 30, 2001. A decrease in prices, especially for natural gas, also had an effect in the decline. During 2002, six gross, or three net, new working interest gas wells came on-line and began contributing nominally to oil and gas revenue.  We anticipate continuing to participate in gas drilling efforts during the remainder of the year at a modest rate.  Accordingly, the full year comparison for 2002 should be stronger than that of the nine months of 2002, but oil and gas revenues are still expected to be less than 50% of 2001 oil and gas revenues.

Operating Costs and Expenses. Aggregate operating costs and expenses for the nine months ended September 30, 2002, were $4.7 million compared to $4.5 million for the nine months ended September 30, 2001, an increase of $200,000, or 4%. The increase in operating expenses relates to the increase in operating, general and administrative expenses offset by the decrease in oil and gas operating expenses.

Income from operations remained flat at $20.1 million for the nine months ended September 30, 2002 and 2001, respectively.  Income from operations was unchanged due to the increase in coal royalty and rents and haulage revenue offset by the decrease in oil and gas revenue.

Operating, general and administrative expenses were $4.6 million for the nine months ended September 30, 2002 compared to $3.8 million for the nine months ended September 30, 2001, an increase of $800,000, or 21%. The increase is attributable to the expenses associated with our restructuring transaction.

Oil and gas expenses were $96,000 for the nine months ended September 30, 2002, compared to $701,000 for the nine months ended September 30, 2001, a decrease of $605,000, or 86%. This decrease resulted from the sale of the majority of our oil and gas working interests during the fourth quarter of 2001which was effective as of June 30, 2001. We project the trend in our lower oil and gas operating expenses will continue and anticipate that these expenses will fall by 80% in 2002 as a result of this sale. Our royalty interests bear no operating expenses other than severance taxes, so following the sale of the working interests, oil and gas expenses should decline disproportionately more than oil and gas revenues for the year 2002.

Other Income. Other income was $3.5 million for the nine months ended September 30, 2002, compared to a loss of $4.9 million for the nine months ended September 30, 2001, an increase of $8.4 million. The difference is primarily the result of the change in unrealized security gains and losses.

There was no net unrealized gain or loss on trading securities for the nine months ended September 30, 2002, because the trading securities portfolio was liquidated during the first quarter 2002. By comparison, the net unrealized loss for the nine months ended September 30, 2001, was $7.7 million.

Gain on sale of securities decreased to $576,000 for the nine months ended September 30, 2002, compared to $688,000 for the nine months ended September 30, 2001, a decrease of $112,000, or 16%. During the nine months ended September 30, 2002, our trading securities portfolio was entirely liquidated and our available-for-sale securities portfolio was mostly liquidated, in order to reduce the Company’s exposure to near-term market volatility in light of the need for liquid assets to finance the restructuring. The proceeds from the securities sales were invested in short-term U.S. treasury bills.  As those short-term U.S. treasury bills matured or were sold the proceeds were retained as cash.

Interest and dividend income was $1.7 million for the nine months ended September 30, 2002, compared to $1.4 million for the nine months ended September 30, 2001. The $287,000, or 20%, increase was primarily due to the liquidation of our trading securities portfolio from which the proceeds were invested in short-term U.S. Treasury bills.   As these U.S. Treasury bills matured or were sold the proceeds were retained as cash.  Accordingly, we expect interest and dividend income to decline during the fourth quarter 2002.

Gain on sale of land and improvements was $842,000 for the nine months ended September 30, 2002, compared to $339,000 for the nine months ended September 30, 2001, an increase of $503,000, or 148%.  Variations in gains on sale of land and improvements result from the irregular nature, in both size and timing, of such sales.

Other income, consisting mostly of sales of standing timber, was $321,000 for the nine months ended September 30, 2002, compared to $383,000 for the nine months ended September 30, 2001, a decrease of $62,000, or 16%.  Timber revenues fluctuate significantly from year to year, depending on a number of factors, including marketing conditions, weather, species mix and the level of harvesting in advance of surface mining operations.

Income Taxes. Income tax expense was $7.7 million (effective tax rate of 33%) for the nine months ended September 30, 2002, based on pretax income of $23.6 million as compared with $5.1 million (effective tax rate of 34%) for the nine months ended September 30, 2001, based on pretax income of $15.2 million for the year earlier period. The $2.6 million, or 51%, increase was primarily due to the election of the S Corporation status in the third quarter effective January 1, 2003 and the corresponding tax effect of oil and gas drilling costs as well as the tax effect of unrealized losses on trading securities from the September 30, 2001 reporting period.

Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001

Net Income. Net income was $3.8 million for the three months ended September 30, 2002, as compared to $1.8 million for the three months ended September 30, 2001, an increase of $2.0 million, or 111%. The increase in other income more than offset the decrease in income from operations.

Revenues. Total revenues were $6.2 million for the three months ended September 30, 2002, compared to $7.7 million for the three months ended September 30, 2001, a decrease of $1.5 million, or 19%. The decrease is primarily attributable to the combined effect of the decrease in coal royalty and the decline in oil and gas revenue resulting from the sale of most of the oil and gas working interests late in the fourth quarter of 2001.

Coal royalty revenues were $5.3 million for 2.3 million tons for the three months ended September 30, 2002, compared to $6.4 million for 2.8 million tons for the three months ended September 30, 2001, a decrease of $1.1 million, or 17%, and 500,000 tons, or 18%. During the three months ended September 30, 2002, demand for coal remained lower than that of the prior year period as the utilities continued to deplete their coal stockpiles despite increased demand for utilities during the warm summer months.  Realization remained unchanged at $2.30 per ton for the three months ended September 30, 2002 and 2001.

Rents and haulage were $541,000 for the three months ended September 30, 2002, compared to $567,000 for the three months ended September 30, 2001, a decrease of $26,000, or 5%. The decrease was due to a decrease in haulage tonnage to 960,000 tons for the three months ended September 30, 2002, from 1.1 million tons for the three months September 30, 2001, offset by an increase in the realization to $.55 per ton from $.50 per ton for the same comparable periods. Since haulage revenues are generated by the processing by our lessees of coal belonging to others, the tonnage fluctuates depending on the extent to which our lessees are mining inside or outside our property boundaries. Haulage is based in part on a percentage of the sales price, so like royalties, the realization is a function of price.

Oil and gas sales and royalties were $273,000 for the three months ended September 30, 2002, compared to $768,000 for the three months ended September 30, 2001, a decrease of $495,000, or 64%. The decrease is mainly attributable to the sale of the majority of our oil and gas working interests during the fourth quarter of 2001which was effective as of June 30, 2001. During the second and third quarters of 2002 several new working interest gas wells came on line and began contributing nominally to oil and gas revenue.  We anticipate continuing to participate in gas drilling efforts during the remainder of the year at a modest rate.

Operating Costs and Expenses. Aggregate operating costs and expenses for the three months ended September 30, 2002, compared to the same prior year period, were relatively flat at $1.4 million. Operating expenses were unchanged due to the decrease of oil and gas expense offset by the increase in operating, general and administrative expenses.

Income from operations was $4.7 million for the three months ended September 30, 2002, compared to $6.3 million for the three months ended September 30, 2001, a decrease of $1.6 million, or 25%. The decrease was due to the decrease in coal royalty and the decrease in oil and gas income.

Operating, general and administrative expenses were $1.4 million for the three months ended September 30, 2002, compared to $1.2 million for the three months ended September 30, 2001, an increase of $222,000, or 19%. The increase is primarily attributable to the expenses associated with our restructuring transaction.

Oil and gas expenses were $26,000 for the three months ended September 30, 2002, compared to $222,000 for the three months ended September 30, 2001, a decrease of $196,000, or 88%. The decrease resulted from the sale of the majority of our working interest production during the fourth quarter of 2001 which was effective as of June 30, 2001. We project that the trend in lower oil and gas operating expenses will continue in 2002 and anticipate that these expenses will level out at an approximate 80% reduction for the year 2002 as compared to the prior year as a result of this sale. Our royalty interests bear no operating expenses other than severance taxes, so following the sale of the working interests, oil and gas expenses should decline disproportionately more than oil and gas revenues for the year 2002.

Other Income. Other income was $350,000 for the three months ended September 30, 2002, compared to a loss of $3.6 million for the three months ended September 30, 2001, an increase of $3.9 million, or 110%.  The difference is the result of the decrease in unrealized losses on trading securities offset by a decrease in interest and dividend income.

There were no unrealized losses on trading securities for the three months ended September 30, 2002, compared to unrealized losses of $3.9 million for the three months ended September 30, 2001. Also, there was no gain or loss on sale of securities for the three months ended September 30, 2002, compared to a loss of $274,000 for the three months ended September 30, 2001.  The lack of third quarter 2002 investment activity was a result of the first quarter 2002 liquidation of the trading securities portfolio and most of the available-for-sale securities portfolio in light of the need for liquid assets to finance the restructuring. The proceeds from the securities sales were invested in short-term U.S. treasury bills.  As those investments matured or were sold, the proceeds were retained as cash.

Interest and dividend income was $201,000 for the three months ended September 30, 2002, compared to $429,000 for the three months ended September 30, 2001. The $228,000, or 53%, decrease was due to the 2002 liquidation of our investment portfolio to fund the restructuring.

Other income, consisting mostly of sales of standing timber, was relatively flat at $156,000 for the three months ended September 30, 2002, compared to $153,000 for the three months ended September 30, 2001, an increase of $3,000, or 2%. Timber revenues have the potential to fluctuate significantly from year to year, depending on a number of factors, including marketing conditions, weather, species mix and the level of harvesting in advance of surface mining operations.

Income Taxes. Income tax expense was $1.2 million (effective tax rate of 24%) for the three months ended September 30, 2002, based on pretax income of $5.1 million as compared to $899,000 (effective tax rate of 33%) for the three months ended September 30, 2001, based on pretax income of $2.7 million for the year earlier period.The $336,000, or 37%, increase and reduced effective tax rate were primarily due to the election of the S Corporation status in the third quarter effective January 1, 2003 and the corresponding tax effect of oil and gas drilling costs as well as the tax effect of unrealized losses on trading securities from the September 30, 2001 reporting period.

Liquidity and Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations. We believe that cash generated from operations for at least the next several years will be sufficient to meet our working capital requirements, anticipated capital expenditures and debt payments resulting from debt incurred to finance the restructuring. Our ability to satisfy our debt service obligations, to fund planned capital expenditures, to make acquisitions and to pay distributions to our investors will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, and financial, business and other factors, some of which are beyond our control.

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2002, was $36.6 million compared to $14.1 million for the nine months ended September 30, 2001. The increase in cash provided by operating activities was due to the liquidation of our trading securities portfolio in preparation for funding the restructuring. Excluding securities transactions, net cash provided by operating activities for the nine months ended September 30, 2002, was $17.8 million compared to $6.3 million for the comparable period for 2001.

Net cash provided by investing activities for the nine months ended September 30, 2002, was $39.8 million compared to $3.9 million for the nine months ended September 30, 2001. The increase in cash provided by investing activities is due mainly to the increase in net purchase and sale transactions of available-for-sale and held-to-maturity securities. Excluding the purchases and sales of securities, net cash provided by investing activities for the nine months ended September 30, 2002, was $1.3 million compared to $590,000 for the comparable 2001 period, an increase of $752,000.  This increase is attributable to an increase in the sale of land and improvements in preparation for funding the restructuring offset by the purchase of properties and equipment consisting primarily of oil and gas wells costs.

Net cash used in financing activities for the nine months ended September 30, 2002, was $92.4 million compared to $17.7 million for the nine months ended September 30, 2001. The increase reflects the combined effect of the increase in the repurchase of common stock, the increase in the issuance of stock under employee stock options, and proceeds from financing arrangements. During the nine months ended September 30, 2002, payments were made for minority shares of stock in accordance with the restructuring.  Additionally, $1.8 million was received during the nine months ended September 30, 2002, from the sale of common shares under the employee stock plan. The same prior year period had employee stock plan sales of $95,000.  Proceeds from the financing arrangement entered into in August 2002 were $3 million.  Cash dividends paid were decreased at $11.2 million for the nine months ended September 30, 2002, compared to $12.1 million for the comparable 2001 period reflecting the reduction in the number of shareholders paid in the September 2002 dividend.

Capital Expenditures

For the nine months ended September 30, 2002, capital expenditures were $963,000 compared to $302,000 for the comparable 2001 period.  For each of these periods, we used cash generated from operations to fund capital expenditures. Our capital expenditures in each year included those made to support equipment and facilities and acquire land.   Additionally, in 2002, capital expenditures were made for eleven gross, or five net, new gas wells drilled of which six gross, or three net, wells are on-line.

We anticipate that our average annual maintenance capital expenditures will be less than $1.0 million. Total capital expenditures, though, may increase, as we seek acquisitions of coal reserves and other strategic assets. Currently, we expect capital expenditures to be funded by cash generated by operations.

CAUTIONARY STATEMENTS

In this report we present “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. The statements include those identified by such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” “project,” “should,” and other similar terminology. These forward-looking statements reflect our current expectations regarding future events and operating and financial performance and are based upon data available at the time of the statements. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance the forward-looking statements included herein will prove to be accurate. Actual results involve risks and uncertainties, including both those specific to the Company and those specific to the industry, and could differ materially from expectations.  Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:

•	the ability of our lessees to produce sufficient quantities of coal on an economic basis from our reserves,

•	the volatility of commodity prices for coal,

•	the financial condition of our primary lessees,

•	changes in fuel consumption patterns by electric power generators away from the use of coal,

•	competition among producers in the coal industry,

•	ability of our lessees to enter into long-term supply contracts,

•	fluctuations in transportation costs and the availability or reliability of transportation of coal mined from our properties,

•	labor relations and costs,

•	the extent to which the amount and quality of coal our lessees are able to economically recover differs from estimated recoverable coal reserves,

•	the ability to replace or increase our reserves on satisfactory terms,

•	availability of cash from lessees to enable payment of distributions comparable to historic levels,

•

changes in governmental regulation or enforcement practices, especially with respect to mining environmental, health and safety matters, such as emissions levels applicable to electric power generators and steel manufacturers, and

•	economic and political conditions (including inflation and interest rates).

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

Available-for-sale securities at September 30, 2002 consisted of $1,537,000 in corporate equity securities. Corporate equity securities that are managed internally are classified as available-for-sale. They are purchased because they represent a better risk/reward opportunity than cash equivalents or other short-term fixed-income securities for capital we do not expect to use in our primary business for the intermediate term, roughly three to five years. We employ a buy-and-hold strategy and, consequently, do not monitor day-to-day market conditions. At September 30, 2002, a hypothetical 10% decrease in the value of our corporate equity securities classified as available-for-sale would have decreased the value of these securities by $153,700.

At September 30, 2002, we held no fixed maturity securities.  However, we may own fixed maturity securities from time to time.  The portfolio risk associated with these securities is primarily interest rate risk.  In the event we own such securities, we are subject to interest rate risk to the degree that our fixed maturity securities re-price with changes in interest rates.  We manage interest rate risk by investing in fixed maturity securities with a short duration, usually less than one year.  Our pricing model makes various estimates at each level of interest rate change regarding cash flows from interest collections and principal repayments.  We have no current exposure to interest rate risk.

Debt we incur to finance the restructuring will bear variable interest.  Unless interest rates increase significantly in the future, our exposure to interest rate market risk should be minimal.   At September 30, 2002, we have drawn $3,000,000 on the financing arrangement entered into on August, 2002.  The effective interest rate at September 30, 2002, was 4.07%.

Our coal price exposure risk has not materially changed from the discussion contained under “Coal Industry Overview--Coal Prices” in Kentucky River Properties LLC’s registration statement on Form S-4 report filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this report, and have concluded that the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officer’s evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

PART II. OTHER INFORMATION AND SIGNATURES

Item 5. - Other Information

Kentucky River Properties LLC was formed on February 14, 2002 in connection with the proposed restructuring of Kentucky River Coal Corporation (the “Company”) to convert to S corporation status for federal income tax purposes. The shareholders of the Company approved the restructuring at a special meeting on July 29, 2002.  As part of the restructuring, a wholly-owned subsidiary of the Company merged into the Company on July 31, 2002 and

•

each common share held by the majority shareholders (40,414 shares) remained outstanding (the majority shareholders are the 70 shareholders that (i) held the highest percentage of the Company’s common shares as of the close of business on July 22, 2002, (ii) were eligible to be S corporation shareholders and (iii) who returned the required documentation) and

•

each common share of the Company held by other shareholders (21,491 shares) was converted into the right to receive $4,000 in cash and a subscription right to subscribe for one Kentucky River Properties LLC membership unit at an exercise price of $4,000 per membership unit.

On or before November 30, 2002, the Company will transfer to Kentucky River Properties LLC all of its assets and liabilities, except for membership units in Kentucky River Properties LLC, and Kentucky River Properties LLC will become the operating company for the current business of the Company.

On December 1, 2002, the subscription rights for Kentucky River Properties LLC membership units will become exercisable and will remain exercisable for a 30-day period.  The subscription rights will expire at 5:00 p.m., Eastern Time, on December 30, 2002.

Item 6. – Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY RIVER PROPERTIES LLC

(Registrant)
Date:	November 14, 2002	/s/ CARROLL R. CROUCH

(Signature)

Carroll R. Crouch
Secretary and Treasurer (Principal Financial Officer)

CERTIFICATION

I, Fred N. Parker, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kentucky River Properties LLC;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ Fred N. Parker

Fred N. Parker
Chief Executive Officer

CERTIFICATION

I, Carroll R. Crouch, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Kentucky River Properties LLC;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ Carroll R. Crouch

Carroll R. Crouch
Chief Financial Officer