Form 10-K
period 2002-12-31
KENTUCKY RIVER PROPERTIES LLC
filed 2003-03-31
CIK 1167584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to ________

                        Commission file number 333-83634

                          KENTUCKY RIVER PROPERTIES LLC
             (Exact name of registrant as specified in its charter)

                    Delaware                              37-1450003
          (State or Other Jurisdiction                 (I.R.S. Employer
        Of Incorporation or Organization)           Identification Number)

         200 West Vine Street Suite 8-K
               Lexington, Kentucky                          40507
    (Address of Principal Executive Offices)              (Zip Code)


       Registrant's Telephone Number, Including Area Code: (859) 254-8498

Securities registered pursuant to
    Section 12(b) of the Act:
       Title of each class             Name of each exchange on which registered

Not applicable.                        Not applicable.
---------------------------------      -------------------------------

Securities registered pursuant to Section 12(g) of the Act:
Not applicable.
               ---------------------------------------------------
                              (Title of class)
------------------------------------------------------------------
                              (Title of class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes  [X]   No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                          Yes  [ ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as June 28, 2002 was $0.

        The number of the Registrant's membership units outstanding as of March 24, 2003 was 46,421 units.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I.....................................................................  1

   Item 1. Business........................................................  1

   Item 2. Properties......................................................  11

   Item 3. Legal Proceedings...............................................  14

   Item 4. Submission of Matters to a Vote of Security Holders.............  14

PART II....................................................................  14

   Item 5. Market for Registrant's Common Equity and Related
           Unitholder Matters..............................................  14

   Item 6. Selected Financial Data.........................................  16

   Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operation........................................  17

   Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....  17

   Item 8. Financial Statements and Supplementary Data.....................  26

   Item 9. Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure........................................  43

PART III...................................................................  43

   Item 10. Managers and Executive Officers of the Registrant..............  43

   Item 11. Executive Compensation.........................................  44

   Item 12. Security Ownership of Certain Beneficial Owners and
            Management and Related Unitholder Matters......................  46

   Item 13. Certain Relationships and Related Transactions.................  47

   Item 14. Controls and Procedures........................................  47

PART IV....................................................................  48

   Item 15. Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.......................................................  48

Signatures.................................................................  49

Certifications.............................................................  50

                                     PART I


Item 1.  Business.


Kentucky River Properties LLC (the Successor Company), a Delaware limited liability company, was formed on February 14, 2002 in connection with the proposed restructuring of Kentucky River Coal Corporation (the Predecessor Company) to convert to S corporation status for federal income tax purposes. The shareholders of the Predecessor Company approved the restructuring at a special meeting on July 29, 2002. As part of the restructuring, a wholly-owned subsidiary of the Predecessor Company merged into the Predecessor Company on July 31, 2002 and

o each common share held by the majority shareholders (40,414 shares) remained outstanding (the majority shareholders are the 70 shareholders that (i) held the highest percentage of the Predecessor Company's common shares as of the close of business on July 22, 2002, (ii) were eligible to be S corporation shareholders and (iii) who returned the required documentation) and

o each common share of the Predecessor Company held by other shareholders (21,491 shares) was converted into the right to receive $4,000 in cash and a subscription right to subscribe for one Kentucky River Properties LLC membership unit at an exercise price of $4,000 per membership unit.

On November 30, 2002, the Predecessor Company transferred to Kentucky River Properties LLC substantially all of its assets and liabilities, except for membership units in Kentucky River Properties LLC, and Kentucky River Properties LLC became the operating company for the business of the Predecessor Company.

On December 1, 2002, the subscription rights for Kentucky River Properties LLC membership units became exercisable and remained exercisable for a 30-day period. The subscription rights expired at 5:00 p.m., Eastern Time, on December 30, 2002. As of December 31, 2002, 6,007 membership units had been exercised and were outstanding in addition to the 40,414 membership units held by the Predecessor Company resulting in a total of 46,421 Kentucky River Properties LLC membership units outstanding.

Kentucky River Properties LLC, and the Predecessor Company prior to the restructuring, is principally engaged in the business of managing coal-bearing properties in Southeastern Kentucky. We enter into long-term leases with experienced, third-party mine operators for the right to mine our coal reserves in exchange for royalty payments. We currently lease our reserves to 17 different operators who mine coal at 41 mines. Our lessees are generally required to make payments to us based on the amount of coal they produce from our properties and the price at which they sell the coal, subject to fixed minimum base royalty rates per ton. We do not operate any mines now, nor have we ever in the past. In managing our properties, we monitor the operations of our lessees to ensure they are obtaining acceptable recovery of reserves from our properties under the given mining conditions, and that they are reporting the tonnage and royalty computations accurately. Some of our lessees use preparation and transportation facilities situated on our property, for which we receive a utilization fee based on the tonnage and sales price of the coal processed. For the Successor Company's period December 1 through December 31, 2002 and for the Predecessor Company's period January 1 through November 30, 2002, in excess of 90% of our revenue was derived from coal-bearing properties. Accordingly, the Successor Company and the Predecessor Company are considered to operate in a single, dominant industry segment.

As of December 31, 2002, our coal properties contained an estimated 569 million tons of proven and probable recoverable reserves located on approximately 214,000 acres in Southeastern Kentucky. Our coal reserves consist of bituminous coal and are predominantly high in energy content and low to medium sulfur content. As of December 31, 2002, approximately 18% of our reserve base was compliance coal and 25% of our reserve base exhibits an average clean sulfur content of less than 1.00%, including compliance coal. Compliance coal refers to coal that, when burned, emits less than 1.2 pounds of sulfur dioxide per million Btu (British thermal units).

In addition to our coal business, we generate revenues from royalties and sales of oil and gas and from the sale of timber harvested from our properties. Our oil and gas revenue is generated primarily from royalties from wells for which we retain the underlying property.

Our timber generates only a modest amount of revenue. Recent studies of our timber by forestry consultants have concluded that there is little potential for materially increasing timber revenues in the short run because our stands are of poor quality. This is mainly the result of the most valuable species having been repeatedly harvested leaving only inferior species to dominate the stands. We are taking steps to improve the quality of our timber as prescribed by the consultants, but due to the slow growing nature of timber, the results will not be evident for decades.

Besides our natural resource operations, we also invest in fixed income and equity securities, and we own undeveloped real estate in Kentucky, Florida and Maryland. During 2002, our portfolio of securities was liquidated to finance our restructuring. As a result of the exercise of the membership units in December 2002, and the resultant influx of cash, some of which was invested in U.S Treasury bills, our portfolio of securities at December 31, 2002 was valued at approximately $19 million. As a result of the restructuring, we anticipate that we will no longer engage in investing activities except as a means of enhancing returns from liquid assets on a near term basis.

Our undeveloped real estate has an estimated market value of about $20 million, based on pending sales and option contracts and internal valuation estimates. The real estate was acquired more than ten years ago during a period when we were buying undeveloped parcels a short distance from more intense land uses, with the intent of selling when they became suitable for higher-value land uses. This strategy has become less viable in recent years as holding costs increased and owners have declining autonomy in determining uses for their land as result of stricter zoning regulations. We have not purchased any non-coal real estate for several years, and have never participated in real estate development.

Business Strategy

Our principal business strategies are to:

o Maintain stable coal production from our properties. Despite the peaks and valleys inherent to the coal industry, our lessees as a group have provided a remarkably steady level of coal production over the years. We support our lessees by providing large boundaries of reserves under common control and significant reserve data relating to the areas they are mining and propose to mine. We own substantial unleased reserves with which we may provide our lessees additional reserves as their areas of current mining become exhausted.

o Expand our reserve base. We have pursued reserve acquisitions throughout our history, but have added only two significant boundaries over the past 20 years, one comprising 13,000 acres and the other 9,000 acres. We believe as a result of the restructuring we will become more competitive with respect to reserve acquisitions, as our strongest competitors in the past have typically had a tax advantage that allowed them to pay more for reserves. As a result of the restructuring, we will be on equal footing with those competitors with respect to our tax structure. We expect to continue to focus on acquisitions in southeastern Kentucky where we now operate, but we will consider the acquisition of reserves in other areas if the reserves satisfy our acquisition criteria, including the expectation of a satisfactory return on investment. Without an investment portfolio to complement our natural resource assets, it will become more important for us to be able to replace our reserves in order to remain a going concern.

o Diversify our lessee base. We currently lease our coal reserves to 17 different operators who are mining at 41 mines. We depend on a limited number of primary operators, however, for a significant portion of our coal royalty revenues. The James River Group (27% in 2000, 28% in 2001, and 21% in 2002), Horizon Natural Resources Company, formerly AEI Resource Holding, Inc. (25%, 23% and 26%, respectively), and Diamond May Coal Co. (14%, 12% and 10%, respectively), each with multiple leases, account for more than 55% of our coal royalty revenues. We intend to diversify our lessee base to enhance the stability of our cash flow. Diversification of our lessee base is critical because the trend in the industry and among our own lessees has been toward consolidation, resulting in our royalties coming from fewer lessees. With consolidation, the risks associated with our royalty income are spread over fewer lessees, such that if a single lessee falters the adverse impact on our earnings could be magnified.

o Utilize our properties productively. Though most of our revenue comes from coal, we will work to develop other sources of income including oil and gas as well as timber. On a modest scale, we will participate in the drilling of oil and gas wells with operators on our property to the extent that financial returns justify doing so. By participating in the drilling, we encourage the drilling to take place, as it allows the drilling operators to spread their capital over a larger number of wells, thereby reducing their risk. For us, we have the added benefit of having more production from our property, such that in addition to the sale of oil and gas we also earn royalties.

Competitive Strengths

We have several competitive strengths that we believe will allow us to successfully execute our business strategies:

o Our royalty structure generates relatively stable and predictable cash flows and limits our exposure to low commodity prices, compared to mining companies. Our leases provide for royalty rates generally equal to the higher of a fixed minimum rate or a percentage of the gross sales price received by our lessees for the coal they produce from our reserves. This structure causes our earnings and cash flow to be stable and predictable in periods of low commodity prices, while enabling us to benefit during periods of high commodity prices. Also, since we do not operate any mines, we do not directly bear any operational risks or production costs.

o We lease to experienced lessees that have long-term relationships with major customers. We lease our reserves principally to lessees that have substantial experience as coal mine operators, established reputations in the industry and strong relationships with major electric utilities, independent power producers and other commercial and industrial customers. Our lessees' major customers include AEP, Duke Energy and Southern Company. Many of our lessees' customers have purchased coal regularly from our lessees for more than ten years. We believe that our lessees sold approximately 80% of the coal they mined from our reserves in 2002 under supply contracts with terms of more than one year.

o We will be well-positioned to pursue reserve acquisitions. While we have not made many acquisitions in recent years, our restructuring will position us to make more acquisitions in the future. Our knowledge of engineering and geology provide us with the ability to evaluate opportunities that are presented to us. In addition, we have conducted an extensive study of our own reserves, through which we also learned much about nearby reserves owned by others. This information could help us identify reserves that would be suitable for acquisition.

o Much of our reserves are low sulfur coal. With Phase II of the Clean Air Act Amendments in effect, compliance and low sulfur coal have captured a growing share of U.S. coal demand, commanding higher prices than higher sulfur coal in the market place. As of December 31, 2002, approximately 18% of our reserve base was compliance coal and approximately 25% of our reserve base exhibits an average clean sulfur content of less than 1.00%, including compliance coal. We believe we are well-positioned to capitalize on the continuing growth in demand for low sulfur coal to produce electricity.

o Our reserves are well positioned geographically. Our reserves are located on or near some of the major coal hauling railroads that serve Central Appalachia. We believe that the geographic location of our reserves gives our lessees a transportation cost advantage, particularly with respect to coal produced in the western states, which improves their competitive position and our corresponding coal royalty revenues.

o We have a strong management team with a successful record of managing and leasing coal properties. We have a highly capable and experienced management team that is familiar with the areas in which our lessees mine coal, the mining environment and trends in the industry. Our active land management style is a fundamental basis for our business. Our management team also reviews numerous acquisition opportunities on an ongoing basis.

Coal Leases

We earn our coal royalty revenues under long-term leases that generally require our lessees to make payments to us based on the higher of a percentage of the gross sales price or a fixed price per ton of coal they sell, with pre-established minimum annual tonnage requirements. Currently, we lease approximately 334 million tons of reserves to 17 different lessees that operate 41 mines. A typical lease has a 5 to 10 year base term, or until all the mineable and merchantable coal has been removed, whichever last occurs.

Substantially all of our leases require the lessee to pay minimum royalties in annual installments, even if no mining activities take place. These minimum royalties are recoupable, usually over a period of five years from the time of payment, against the production royalties owed to us once coal production exceeds minimum production requirements in the year of the recoupment. Substantially all our leases impose on the lessee the following obligations:

o to diligently mine the greatest amount of coal using current mining techniques from the leased property;

o to employ a competent registered professional mining engineer to plan mining development and to plot the development on maps for our review;

o to indemnify us for any damages we incur in connection with the lessee's mining operations;

o to conduct mining and reclamation operations in compliance with all applicable federal, state and local laws and regulations;

o    to obtain our written consent prior to subleasing or assigning the lease;
     and

o to maintain general liability and property damage insurance in amounts we deem reasonable.

Substantially all of the leases grant us the following rights:

o to terminate the lease and take possession of the leased premises in the event of a default by the lessee;

o    to review all lessee mining plans and maps;

o to enter the leased premises to examine mining operations and to conduct both engineering and financial audits to confirm the amount of coal mined from our properties and the sale price received for the coal by our lessees; and

o to retain all rights to the leased premises other than the right to mine the leased coal, including the right to use the surface of the leased property and to retain all rights to oil, gas, timber and other coal seams and minerals existing on the leased premises.

In addition, each lease provides that we expressly deny any warranty as to the quality or quantity of coal on our property. Each lease also provides that we make no warranty as to title and that we lease only those rights we own and have the right to lease. Our leases typically do not include any provisions permitting the lessee to terminate the lease before the end of its term.

We have three leases that each accounted for more than 10% of our coal royalties in 2002. The first of these leases is with a division of James River Coal Company, the second lease is with Diamond May Coal Company and the third lease is with a division of Horizon Natural Resources Company. The lease with the James River division covers mining rights in Perry and Leslie Counties. The lease with Diamond May Coal Company covers mining rights in Knott and Letcher Counties. The lease with Horizon Natural Resources covers mining rights in Leslie County. The lease with the James River division provides for arbitration of disputes arising under the lease. The lease with Diamond May permits the lessee, if it is not in default under the lease, to terminate a portion of the lease with 12 months notice by paying us a fee of $1 million plus lease minimums with respect to the terminated portion of the lease through the entire calendar year during which termination occurs. Otherwise, these leases do not contain provisions that differ materially from the general provisions described above.

Lessees

We have leases with 17 different coal companies. In 2002, we had 25 active underground mines, eight inactive underground mines and 15 active surface mines on our properties. Our three major leaseholders are Horizon Natural Resources Company (formerly, AEI Resource Holding, Inc.), James River Coal Corporation and Diamond May Coal Company. Some of our lessees engage contractors to operate their mines which, under the terms of our leases, requires our consent.

Approximately one-half of the coal mined from our property is shipped by rail through the CSX Transportation, Inc. The remainder is either trucked directly to ultimate consumer or trucked to barge loading facilities located on the Ohio River near Ashland, Kentucky. The following is a summary of our primary lessees' operations on our properties.

Except for one facility located on property leased to Diamond May Coal Company, we do not own any coal processing or handling facilities. Many of our lessees have built or refurbished existing coal handling facilities which are located on our properties. We receive a haulage fee for coal that is brought from other property onto our property and processed for shipment.

Horizon Natural Resources Company

Horizon Natural Resources Company (formerly, AEI Resource Holding, Inc.) is the owner of four operating divisions which hold 11 leases covering surface and underground mining rights in Perry, Leslie, Knott and Harlan Counties. Horizon operates eight surface mines and one underground mine. Horizon ships most of its coal through its unit train loadout facility; however, some coal is shipped directly to local power plants or to barge loading facilities by truck. Horizon has four train loadout facilities, two of which are presently idle, and four coal preparation plants, two of which are presently idle. The two active preparation plants are located near our property and are capable of processing approximately 850 tons of coal per hour. Horizon's primary customers for coal from our property include Georgia Power Company, the Tennessee Valley Authority and Kentucky Utilities. Horizon began operation in 1972 as Addington Brothers Mining, and through expansion and acquisition, has become one of the country's largest mining companies with operations in several states. On February 28, 2002, Horizon, then known as AEI Resources Holding, Inc. announced a proposed debt restructuring to be completed through a pre-packaged reorganization under Chapter 11 of the U.S. Bankruptcy Code. On April 12, 2002, AEI announced that the U.S. Bankruptcy Court for the Eastern District of Kentucky had approved the company's plan of reorganization, and on May 10, 2002, the company announced that it had emerged from the bankruptcy restructuring as Horizon Natural Resources Company. On November 13, 2002, Horizon re-entered bankruptcy by filing for Chapter 11 protection in the Eastern District of Kentucky. Although presently in bankruptcy proceedings, Horizon continues to operate mines on our property.

James River Coal Company

James River Coal Company is the owner of four operating divisions which hold 13 leases covering surface and underground mining rights in Perry, Leslie, Knott, Letcher and Harlan Counties. James River operates two surface mines and 11 underground mines. The majority of the underground mines use continuous haulage systems, with the exception of some of James River's contract mines and longwall operating in one mine. James River ships primarily through its unit train loadout facilities. Some coal is shipped by truck directly to local utilities. James River operates four preparation plants, which are capable of processing 650 tons, 1,250 tons, 800 tons and 1,500 tons of coal per hour, respectively. Two of these plants are located on our property and the other two are located near our property. James River's primary customers for coal from our property include Georgia Power Company, the Santee Cooper Plant of South Carolina Public Services, City of Lakeland Florida, Jacksonville Electric and Dayton Power & Light. James River is a major mining company and one of its divisions has had leases with us since our founding in 1915.

Diamond May Coal Company

Diamond May has one lease covering surface and underground mining rights in Knott and Letcher Counties and covering underground mining rights along the Knott and Letcher County line. Diamond May operates three surface mines and three underground mines. A new underground mine in the Amburgy seam opened in 2002 and replaced a mine in the Hazard 5-A seam which had mined to exhaustion. Diamond May processes most of its coal through a preparation plant which we own and which is capable of processing approximately 500 tons of coal per hour. Diamond May ships most of its coal from a unit train loadout which we own. Diamond May ships some coal by truck to barge loading facilities on the Ohio River or to an affiliated unit train loadout facility located near our property. Diamond May's primary customers for coal from our property include Florida Power's Crystal River Plant, Co-Gentrix, American Electric Power and Weyerhaeuser. Diamond May Coal Company is a subsidiary of Progress Fuels, which is owned by Progressive Energy, a diversified holding company whose portfolio includes Florida Power and CP&L. Progress Fuel's mining subsidiaries own or control property in the Central Appalachian region.

TECO Coal Corporation

TECO Coal Corporation is the owner of two operating divisions which hold four leases covering surface and underground mining rights in Perry and Knott Counties. TECO operates one surface mine and three underground mines. One of TECO's divisions, Bear Branch Coal Company, has one lease covering surface and underground mining rights in Perry and Knott Counties. This division recently opened a new underground mining complex in the Amburgy seam and began production in late 2002. Teco plans to begin production in the Elkhorn No. 3 seam from this same complex in late 2003. The other division, Perry County Coal Corporation, has three leases covering surface and underground mining rights in Perry and Leslie counties and operates two underground mines. Coal mined from our property is trucked to and processed at a preparation plant and unit train loadout facility located near our property. The preparation plant is currently being upgraded to process approximately 1,500 tons per hour. The primary customers for coal from our property are Duke Power Company, Detroit Edison and South Carolina Gas & Electric Company. TECO, an affiliate of Tampa Electric Company of Florida, mines and ships coal from several mining operations in southeastern Kentucky and southwest Virginia.

Alpha Natural Resources (formerly Coastal Coal Company, LLC.)

Alpha Natural Resources has three leases covering surface and underground mining rights in Perry and Letcher Counties. Alpha was formed by First Reserve and its owner is American Metals and Coal International (AMCI). These leases were formerly held by Coastal Coal Company, LLC, successor to Enterprise Coal Company. Coastal's parent company is El Paso Energy, which sold its coal operating divisions in 2002. Alpha now operates three underground mines and is reevaluating the area for future mining. Alpha operates a preparation facility that is capable of processing approximately 500 tons of coal per hour. Alpha ships nearly all of its coal from a train loadout facility located near our property. Alpha's primary customers for coal from our property include Co-Gentrix, Ontario Power and Georgia Power. Alpha and its predecessor, Coastal, have had leases with us since 1989.

Cheyenne Resources, Inc.

Cheyenne Resources, Inc. has one lease covering surface mining rights in Knott County. Cheyenne started operations on our property using a highwall mine in August 2001. Cheyenne ships most of its coal to Virginia Electric Company by rail from a unit train loadout facility located near our property. Cheyenne ships some coal on specialty orders by truck. Cheyenne has been mining and processing coal since the mid 1980's in southeastern Kentucky, southwest Virginia and West Virginia.

Ernest Cook & Sons Mining, Inc.

Ernest Cook & Sons Mining, Inc. acquired operations of Golden Oak Mining Company, LLC in late 2000 and has three leases covering surface and underground mining rights in Letcher County. Cook & Sons operates three underground mines, one of which began operation in late 2001, and one surface mine. Most of Cook & Sons coal is processed and loaded at a preparation plant located on our property, which is capable of processing 1,000 tons of coal per hour. Cook & Sons ship the coal from a unit train loadout facility located on our property. Cook & Sons' primary customers for coal from our property include Detroit Edison, Virginia Power and South Carolina Power.

Miller Leasing, Inc.

Miller Leasing, Inc. has one lease covering surface mining rights in Knott County. Miller Leasing started surface mining on this property in November 2001. Miller Leasing ships all coal from this mine by truck to various customers. Miller Leasing has been mining coal in eastern Kentucky since the 1980's, and has held leases from us in the past.

Nally & Hamilton Enterprises, Inc.

Nally & Hamilton Enterprises, Inc. has four leases covering surface mining rights in Perry, Leslie, Letcher and Harlan Counties. The company added a large boundary of Hazard No. 4 and Hazard No. 5-A seam coal to one of Nally & Hamilton leases, and currently Nally & Hamilton has begun its permitting process for this boundary. Nally & Hamilton also works as a contract miner for Blue Diamond Coal Company on its leasehold. Nally & Hamilton ships all of its coal by truck to either the ultimate consumer or other coal companies which in turn ship through their unit train loadout facilities. Nally & Hamilton began its surface mining business in the late 1960's.

Phoenix Mining, Inc.

Phoenix Mining, Inc. has one lease covering surface and underground mining rights in Letcher and Knott counties. Phoenix subleases its surface mining rights to Nally & Hamilton and its underground mining rights to Cook & Sons. Currently one surface mine and one underground mine are operating on this property. Phoenix ships all of its coal by truck. Phoenix's owners have over 50 years experience in the mining industry.

Pine Branch Coal Sales, Inc.

Pine Branch Coal Sales, Inc. has one lease covering surface and underground mining rights in Perry County and operates two surface mines. Pine Branch ships most of its coal by rail through its unit train facility located near our property. Pine Branch ships coal directly to Georgia Power Company and Kentucky Utilities, the primary customers for coal from our property. Pine Branch also ships some coal to East Kentucky Power by truck. Pine Branch is owned by a family that has been mining in Perry and surrounding counties for nearly 40 years.

Other Businesses

In addition to our coal business, we generate revenue from royalties in sale of oil and gas and from the sale of timber harvested from our properties. We also own non-coal real estate.

In November 2001, we sold our portion of the oil and gas wells in which we owned an interest, but retained all of the underlying property we owned, thereby preserving oil and gas royalties on the existing wells. These royalties relate to oil and gas located on the fee acreage and mineral acreage listed under Item
2. Properties of this Form 10-K.

We also sell timber harvested from our fee acreage and surface acreage listed under listed under Item 2. Properties of this Form 10-K.

We also own non-coal real estate consisting of six undeveloped parcels near Lexington, Kentucky (1,270 acres), Jacksonville, Florida (22 acres), and Owings Mill, Maryland (79 acres). We have not purchased any non-coal real estate for several years and have never participated in real estate development.

Regulation

The coal mining industry is subject to regulation by federal, state and local authorities on matters such as:

o    blasting;

o    the discharge of materials into the environment;

o    fly ash disposal;

o    employee health and safety;

o    taxes;

o    mine permits and other licensing requirements;

o    reclamation and restoration of mining properties after mining is completed;

o re-mining to restore pre-law sites which were not subject to the Surface Mining Control and Reclamation Act;

o    management of materials generated by mining operations;

o    surface subsidence from underground mining;

o    water pollution;

o    legislatively mandated benefits for current and retired coal miners;

o    air quality standards;

o    protection of wetlands;

o    endangered species protection;

o    protection of historic, archeological and culturally important sites;

o    plant and wildlife protection;

o    limitations on land use;

o storage of petroleum products and substances which are regarded as hazardous under applicable laws; and

o management of electrical equipment containing polychlorinated biphenyls, or PCBs.

In addition, the utility industry, which is the most significant end-user of coal, is subject to extensive regulation regarding the environmental impact of its power generation activities. This could affect demand for our lessees' coal. Further, new legislation or regulations may be adopted which may have a significant impact on the mining operations of our lessees or their customers' ability to use coal, and may require us, our lessees or their customers to change operations significantly or incur substantial costs.

Our lessees are obligated to conduct mining operations in compliance with all applicable federal, state and local laws and regulations. In the event that we provide notice to any of our lessees that they have failed to comply with all applicable federal, state and local laws and regulations and such failure continues beyond a specified period, typically 10 to 30 days, an event of default is deemed to occur under the lease giving us the right to terminate the lease and to seek other legal and equitable remedies against the lessee. In addition, each of our lessees is contractually obligated under our leases to post a reclamation bond. However, because of extensive and comprehensive regulatory requirements, violations during mining operations are not unusual in the industry and, notwithstanding compliance efforts, we do not believe violations by our lessees can be eliminated completely. Most of the violations to date have been minor or technical violations that have or can be remedied. As a result, none of the violations to date, or the monetary penalties assessed, have been material to us or, to our knowledge, our lessees. We do not currently expect that future compliance will have a material adverse effect on us.

While it is not possible to quantify the costs of compliance by our lessees with all applicable federal and state laws, those costs have been and are expected to continue to be significant. Capital expenditures for environmental matters have not been material to us or our lessees in recent years. Our lessees post performance bonds for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. Although we do not accrue for such costs because our lessees are contractually liable for all costs relating to their mining operations, including the costs of reclamation and mine closure, we have, with respect to some of our smaller lessees, required a letter of credit from a banking institution as security that the lessee perform its obligations under its lease. Although our lessees typically accrue adequate amounts for these costs, their future operating results would be adversely affected if they later determined these accruals to be insufficient. Compliance with these laws has substantially increased the cost of coal mining for all domestic coal producers.

During 2002, to facilitate the restructuring, two of our operating subsidiaries were converted into new limited liability companies. Additionally, three of our operating subsidiaries were merged into the Kentucky River Coal Corporation prior to the restructuring. As a matter of law, the new limited liability companies have assumed the liabilities of our operating subsidiaries. These liabilities include liabilities for any past or present environmental regulatory infractions and for environmental cleanup costs. The regulatory infractions giving rise to these liabilities could relate to property or mining operations that have been owned or operated by other corporations which have been previously acquired by or merged into the predecessor or converting corporation.

Clean Air Act. The Federal Clean Air Act and similar state and local laws, that regulate emissions into the air, affect coal mining and processing operations primarily through permitting and/or emissions control requirements. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the emissions from coal-fired industrial boilers and power plants, which are the largest end-users of our coal. These regulations can take a variety of forms, as explained below.

The Clean Air Act imposes obligations on the Environmental Protection Agency
(EPA) and the states to implement regulatory programs that will lead to the attainment and maintenance of EPA-promulgated ambient air quality standards, including standards for sulfur dioxide, particulate matter and nitrogen oxides. Coal-fired power plants and industrial boilers have been required to expend considerable resources in an effort to comply with these ambient air standards. Significant additional emissions control expenditures, including expenditures to reduce current emissions of nitrogen oxides from power plants, will be needed in order to meet the current national ambient air standard for ozone. Emissions control requirements for new and expanded coal mines or coal-fired power plants and industrial boilers are expected to become more demanding in the years ahead.

For example, in July 1997 the EPA adopted more stringent ambient air quality standards for particulate matter and ozone. In a February 2001 decision, the U.S. Supreme Court largely upheld the EPA's position, although it remanded the EPA's ozone implementation policy for further consideration. Further, details regarding the new particulate standard itself are still subject to judicial challenge. These ozone restrictions could require electric utilities to reduce the amount of nitrogen oxide emitted from their power plants. Increasing controls on the amount of particulate matter electric utilities may emit during the combustion process could also result. These ozone and particulate matter regulations and future regulations regarding these and other ambient air standards could restrict the market for coal, the development of new mines and lessees of our coal reserves. This in turn may have a material adverse effect on our royalty revenues.

Further, the EPA recently announced a proposal that would require 19 states in the eastern U.S. that have ambient air quality problems to make substantial reductions in nitrogen oxide emissions by the year 2004. To achieve such reductions, many power plants would be required to install additional control measures. The installation of these measures would make it more costly to operate coal-fired power plants and, depending on the requirements of individual state implementation plans, could make coal a less attractive fuel. Any reduction in coal's share of the capacity for power generation could have a material adverse effect on our business, financial condition and results of operations and the business, financial condition and results of operations of our lessees.

Additionally, the U.S. Department of Justice, on behalf of the EPA, has filed lawsuits against several investor-owned electric utilities and brought an administrative action against one government-owned electric utility for alleged violations of the Clean Air Act. The EPA claims that these utilities' power plants have failed to obtain permits required under the Clean Air Act for alleged facility modifications. Our lessees supply coal to some of the currently affected utilities, and it is possible that other of our lessees' customers will be sued. These lawsuits could require the utilities to pay penalties and install pollution control equipment, which could adversely impact their demand for high sulfur coal, and coal in general. Any outcome that adversely affects our lessees' customers and their demand for coal could adversely impact our financial condition or results of operations.

Other Clean Air Act programs are also applicable to power plants that use our coal. For example, Title IV of the Clean Air Act requires reduction of sulfur dioxide emissions from power plants in two phases. Because sulfur is a natural component of coal, required sulfur dioxide reductions can affect coal mining operations. Phase I, which became effective in 1995, regulated the sulfur dioxide emissions levels from 261 generating units at 110 power plants and targeted the highest sulfur dioxide emitters. Phase II, implemented January 1, 2000, made the regulations more stringent and extended them to additional power plants, including all power plants of greater than 25 megawatt capacity. Affected electric utilities can comply with these requirements by:

o burning lower sulfur coal, either exclusively or mixed with higher sulfur coal;

o installing pollution control devices such as scrubbers, which reduce the emissions from high sulfur coal;

o    reducing electricity generating levels; or

o    purchasing or trading pollution credits.

Specific emissions sources receive pollution credits, which electric utilities and industrial concerns can trade or sell to allow other units to emit higher levels of sulfur dioxide. Each credit allows its holder to emit one ton of sulfur dioxide.

In addition to emissions control requirements designed to control acid rain and to attain the national ambient air quality standards, the Clean Air Act also imposes standards on sources of hazardous air pollutants. Although these standards have not yet been extended to coal mining operations or the by-products of coal combustion, consideration is now being given to regulating certain hazardous air pollutant components that are found in coal combustion exhaust. The most prominently targeted pollutant is mercury, although other by-products of coal combustion could also be covered by future hazardous air pollutant standards for coal combustion sources. Some states are now proposing mercury control regulations and the EPA expects to have a regulation concerning mercury implemented by 2007.

In summary, the effect that a variety of Clean Air Act regulations could have on the coal industry and thus our business cannot be predicted with certainty. Future regulatory provisions may materially adversely affect our business, financial condition or results of operations. Additionally, we have no ability to control, or specific knowledge regarding, the environmental and other regulatory compliance of purchasers of coal mined from our properties.

Mountaintop Mining/Valley Fill Litigation.

The Kentuckians for the Commonwealth filed a lawsuit on August 21, 2001 in a federal district court in Charleston, West Virginia, related to valley fills in streams of Martin County, Kentucky. Plaintiffs alleged that the Corps of Engineers violated the Clean Water Act and the National Environmental Policy Act. Specifically, the lawsuit claims that the Corps of Engineers has no authority under the Clean Water Act to issue permits allowing valley fills in streams. In the alternative, plaintiffs claim that:

o the Corps of Engineers violated the Clean Water Act by issuing nationwide Clean Water Act Section 404 dredge and fill permits for valley fills rather than site specific permits;

o the Corps of Engineers violated the National Environmental Policy Act by approving these permits without preparing an environmental impact statement;

o the Corps of Engineers may not issue these permits without analyzing measures required by the Clean Water Act to avoid and minimize impact on streams; and

o the Corps of Engineers cannot authorize disposal without waiting for the U.S. EPA to complete proceedings under the Clean Water Act to veto the proposed permit.

The plaintiffs sought an injunction prohibiting the Corps of Engineers from issuing any new permits allowing valley fills in streams or, in the alternative, requiring revocation of the specific permits subject to this litigation. On May 8, 2002, the court granted the injunction requested by the plaintiffs.

On January 29, 2003 the Fourth Circuit reversed this injunction which prohibited the Army Corp of Engineers from issuing new Section 404 permits for the deposit of mountaintop debris in valley fills, indicating that issuance of permits did not violate the Clean Water Act.

Mine Health and Safety Laws. Stringent safety and health standards have been imposed by federal legislation since the adoption of the Mine Health and Safety Act of 1969. The Mine Health and Safety Act of 1969 resulted in increased operating costs and reduced productivity. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive safety and health standards on all mining operations. In addition, as part of the Mine Health and Safety Acts of 1969 and 1977, the Black Lung Acts require payments of benefits by all businesses conducting current mining operations to coal miners with black lung and to some survivors of a miner who dies from this disease. To our knowledge, our lessees have made all the payments required under the Black Lung Act, and are in compliance with all applicable mine health and safety laws.

Surface Mining Control and Reclamation Act (SMCRA). SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of mining activities. In conjunction with mining the property, our lessees are contractually obligated under the terms of their leases to comply with all laws, including SMCRA and equivalent state and local laws, which obligations include reclaiming and restoring the mined areas by grading, shaping and preparing the soil for seeding. Upon completion of the mining, reclamation generally is completed by seeding with grasses or planting trees for use as pasture or timberland, as specified in the approved reclamation plan. To our knowledge, all of our lessees are in compliance in all material respects with applicable regulations relating to reclamation.

SMCRA also requires our lessees to submit a bond or otherwise secure the performance of their reclamation obligations. The earliest a reclamation bond can be completely released is five years after reclamation has been achieved. Federal law and some state laws impose on mine operators the responsibility for repairing the property or compensating the property owners for damage occurring on the surface of the property as a result of mine subsidence, a consequence of longwall mining and possibly other mining operations. In addition, the Abandoned Mine Lands Act, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The maximum tax is $0.35 per ton of coal produced from surface mines and $0.15 per ton of coal produced from underground mines. Since our lessees are responsible for these obligations and any related liabilities, we do not accrue for the estimated costs of reclamation and mine closing.

Under SMCRA, responsibility for unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine lessees and other third parties could potentially be imputed to other companies that are deemed, according to the regulations, to have owned or controlled the contract mine operator. A recent decision by the Interior Board of Land Appeals held that a lease giving the lessor the right to approve or disapprove a mining plan constitutes the authority to "control" the conduct of a mining operation. Our leases contain that provision, however, they allow the lessee to override any objection we may have to the mine plan. This language is generally the type used by a lessor to insure that the lessee mines all the mineable and merchantable coal rather than controlling day-to-day operations. However, sanctions against the owner or controller are quite severe and can include civil penalties, reclamation fees and reclamation costs. We are not aware of any currently pending or asserted claims against us asserting that we own or control our lessees, and believe our lessees are in substantial compliance with all reclamation requirements under their SMCRA permits. Nevertheless, as many factors affect the financial stability of our lessees, especially downswings in the market, situations could arise in which a government agency would seek to hold us responsible for reclamation deficiencies.

On March 29, 2002, the U.S. District Court for the District of Columbia issued a ruling that could restrict underground mining activities conducted:

o    in the vicinity of public roads;

o    within a variety of federally protected lands;

o    within national forests; and

o    within a certain proximity of occupied dwellings.

The lawsuit, Citizens Coal Council v. Norton, was filed in February 2000 to challenge regulations issued by the Department of Interior providing, among other things, that subsidence and underground activities that may lead to subsidence are not surface mining activities within the meaning of SMCRA. SMCRA generally contains restrictions and certain prohibitions on the locations where surface mining activities can be conducted. The District Court entered summary judgment upon the plaintiff's claims that the Secretary of the Interior's determination violated SMCRA. By order dated April 9, 2002, the court remanded the regulations to the Secretary of the Interior for reconsideration.

None of the deep mining activities undertaken on our properties are within federally protected lands or national forests where SMCRA restricts surface mining, even though several are within proximity to occupied dwellings. However, this case poses a potential restriction on underground mining within 100 feet of a public road.

The significance of this decision for the coal mining industry remains unclear because this ruling is subject to appellate review, and the Department of Interior and the National Mining Association, a trade group that intervened in this action, have announced their intention to seek a stay of the order pending appeal to the U.S. Court of Appeals for the District of Columbia. If the stay is not granted, the District Court's decision is not overturned, or if some legislative solution is not enacted, this ruling could have a material adverse effect on all coal mine operations that utilize underground mining techniques, including those of our lessees. While it still may be possible to obtain permits for underground mining operations in these areas, the time and expense of that permitting process are likely to increase significantly.

Framework Convention on Global Climate Change. The U.S. and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change, commonly known as the Kyoto Protocol, that is intended to limit or capture emissions of greenhouse gases, such as carbon dioxide. The U.S. Senate has neither ratified the treaty commitments, which would mandate a reduction in U.S. greenhouse gas emissions, nor enacted any law specifically controlling greenhouse gas emissions, and the Bush administration has not supported this treaty. Nonetheless, future regulation of greenhouse gases could occur. Efforts to control greenhouse gas emissions could result in reduced demand for coal if electric power generators are required to switch to lower carbon sources of fuel. These restrictions could have a material adverse effect on our business.

Clean Water Act. The Clean Water Act affects coal mining operations by imposing restrictions on effluent discharge into waters. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of permits governing the discharge of pollutants into water. Our lessees are also subject to Section 404 of the Clean Water Act, which imposes permitting and mitigation requirements associated with the dredging and filling of wetlands. Our lessees are contractually obligated under the terms of our leases to obtain all necessary wetlands permits required under Section 404 of the Clean Water Act. However, mitigation requirements under those existing, and possible future, wetlands permits may vary considerably. To our knowledge, our lessees have obtained all permits required under the Clean Water Act and equivalent state laws.

As a result of the mountain top mining/valley fill litigation in West Virginia, the U.S. Army Corp. of Engineers is re-evaluating its role in issuing nationwide permits authorizing discharges and fills into waters of the United States.

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). CERCLA and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, joint and several liability may be imposed on waste generators, site owners and lessees and others regardless of fault or the legality of the original disposal activity. While the EPA deems waste substances generated by coal mining and processing operations to constitute high volume, but low risk wastes, it generally does not deem those wastes to constitute hazardous substances for the purposes of CERCLA. However, the statute governs some products used by coal companies in operations, such as chemicals. Thus, coal mines on our property that our lessees currently operate or have previously operated, and sites to which our lessees sent waste materials, may be subject to liability under CERCLA and similar state laws. Our lessees may become involved in future proceedings, litigation or investigations and these liabilities may be material. In addition an agency may attempt to impute such liability to us as a site owner.

Mining Permits and Approvals. Numerous governmental permits or approvals are required for mining operations. In connection with obtaining these permits and approvals, our lessees may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed production of coal may have upon the environment. The requirements imposed by any of these authorities may be costly and time consuming and may delay commencement or continuation of mining operations. To our knowledge, our lessees hold all required mining permits and approvals.

In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including our lessees, must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. Typically our lessees submit the necessary permit applications between 12 and 18 months before they plan to begin mining a new area. In our experience, permits generally are approved within 12 months after a completed application is submitted. In the past, our lessees have generally obtained their mining permits without significant delay. However, they may experience difficulty in obtaining mining permits in the future.

Future legislation and administrative regulations may emphasize more protection of the environment and, as a consequence, the activities of mine operators, including our lessees, may be more closely regulated. Legislation and regulations, as well as future interpretations of existing laws, may also require substantial increases in equipment expenditures and operating costs, as well as delays, interruptions or the termination of operations. The possible effect of such regulatory changes cannot be predicted.

Under some circumstances, substantial fines and penalties, including revocation or suspension of mining permits, may be imposed under the laws described above. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws. Regulations also provide that a mining permit can be refused or revoked if an officer, director or a shareholder with a 10% or greater interest in the entity is affiliated with another entity which has outstanding permit violations.

Endangered Species. The federal Endangered Species Act and counterpart state legislation protect species threatened with possible extinction. Protection of endangered species may have the effect of prohibiting or delaying our lessees from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or forestry activities in areas containing the affected species. A number of species indigenous to Central Appalachia are protected under the Endangered Species Act, and some of these species have been identified on our property in the vicinity of Pine Mountain in the counties of Harlan, Leslie, Letcher and Perry. However, based on the species which have been identified to date and the current application of applicable laws and regulations, we do not believe there are any species protected under the Endangered Species Act that would materially and adversely affect our lessees' ability to mine coal from our properties in accordance with current mining plans or our ability to sell timber growing on our properties for harvest. Additional species on our properties may receive protected status under the Endangered Species Act and additional currently protected species may be discovered within our properties.

Executive Order by the Governor of Kentucky. By Executive Order dated September 21, 2001, Kentucky's Governor established a moratorium on permits for non-coal mining operations (limestone) and the review of permits and laws regarding oil and gas wells in the Pine Mountain area. The stated purpose of the order is to protect the environment and scenic landscape along the Pine Mountain Trail. The governor has proposed a state park along the trail. The park would extend from Elkhorn City, Pike County Kentucky to Cumberland Gap at Middlesboro, Kentucky, approximately 120 miles. Viewscape or viewshed is now being recognized as a factor to be considered in Lands Unsuitable Petitions. However, legislation adopted in March 2002 establishing the Pine Mountain Trail as a park includes specific findings that the park boundaries are adequate to protect the trail and that use of lands outside the boundary of the park will not be restricted because those lands may be viewed from the park. If this legislation was challenged and a lands unsuitable for mining petition seeking denial of mining permits where mining would be within the view from the park were successful, it could have a material impact on our business, financial condition or results of operations, as the view from the top of Pine Mountain extends through the counties of Harlan, Leslie, Letcher and Perry.

Unmined Mineral Taxes. In addition to regular property taxes, Kentucky's Revenue Cabinet assesses our coal property each year. We are often in disagreement as to the value they place on our reserves. If informal discussions do not settle the disagreement, we must file a formal protest, which is a more formal process seeking a compromise. Failure to compromise results in an appeal to the Kentucky Board of Tax Appeals. The decision of the board can be appealed to the Franklin Circuit Court and on through the appellate process. Complying with existing regulations for filing unmined coal returns is very expensive and time consuming. The coal owner is required to map and list all mineable coal on his tax return. If the owner believes a boundary of coal is not mineable, but the Revenue Cabinet believes it is, the Revenue Cabinet will take the position that the coal was "omitted", and assess a penalty along with interest. The Revenue Cabinet may also consider a boundary as "omitted" if the owner lists it but at nominal value. We have ongoing negotiations and litigation with the Revenue Cabinet over our assessments and returns. However, our coal leases require that the lessee reimburse us for all unmined mineral taxes paid on coal they have leased.

Other Environmental Laws Affecting Our Lessees. Our lessees are required to comply with numerous other federal, state and local environmental laws in addition to those previously discussed. These additional laws include, for example, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Toxic Substance Control Act, and the Emergency Planning and Community Right-to-Know Act. We believe that our lessees are in substantial compliance with all applicable environmental laws.

The federal government and several states have developed or are developing proposals to bundle emission standards for utilities. These proposals could significantly reduce coal's use for generation of electricity. The EPA has also implemented a regional haze rule, the purpose of which is to improve visibility in national parks. If the EPA focuses application of this rule on the utility industry, it could have a negative impact on the use of coal in electricity generation. Litigation is pending that challenges the application of this rule because it focuses on stationary sources and is not based upon reasonable attribution. The lawsuit also alleges that the EPA has relied upon faulty cost/benefit analysis.

Employees and Labor Relations

We have approximately 25 employees, none of whom is subject to a collective bargaining agreement.

Item 2. Properties.

Our properties are primarily located in the six counties of Breathitt, Harlan, Knott, Leslie, Letcher and Perry in southeastern Kentucky and contain approximately 214,000 acres. Approximately 94,000 acres of the acreage is fee acreage, where we own the surface rights overlying the mineral we own. Mineral acreage refers to the property where we own the mineral rights but do not own the overlying surface rights. Surface acreage refers to property where we own the surface rights only, but do not own the mineral rights. We have not had a title company confirm title to our properties, however, our attorneys have abstracted title for almost all of our properties and we have maintained control over, and paid property tax on, our properties since we acquired them. We acquired most of our properties around the time of our incorporation in 1915.

The following table shows the acreage owned in each county.

Kentucky River Properties LLC Acreage Owned By County



               Fee   Mineral Surface County
County       Acreage Acreage Acreage Total
------       ------- ------- ------- -------
Breathitt...    -0-      225    -0-      225
Harlan...... 10,396    1,336    -0-   11,732
Knott....... 11,882   24,918     20   36,820
Leslie...... 18,486   17,204    205   35,895
Letcher..... 20,699   29,974  1,018   51,691
Perry....... 32,737   45,439     45   78,221
             ------  -------  -----  -------
   Total.... 94,200  119,096  1,288  214,584
             ======  =======  =====  =======


The six-county area is serviced by the Daniel Boone Parkway and Highway 80 running east/west and Highway 15 running north/south. Highway 80 connects with U.S. Route 23 and extends north to the Ohio River which offers barge loading facilities that many lessees use. Rivers in this area are not navigable. The Daniel Boone Parkway connects with Interstate 75, which is a major north/south United States artery. Highway 15 connects with Interstate 64, which is a major east/west United States artery. Also, the properties are serviced by CSX Rail System, which services many of the lessees and offers rail delivery to most major utilities in the southeastern part of the United States.

Production

There were approximately 13.3 million tons mined from our properties in the calendar year 2002. Approximately 53% of the production was from underground mines and 47% was from surface mines. The following table shows our production and income for the last three years.


                                 Minimum    Minimum                    Total
          Production  Production Royalty    Royalty   Total Royalty   Haulage   Total Haulage
Year       Tonnage     Royalty   Received   Recouped     Received     Received*   & Royalty
----      ---------- ----------- ---------- ---------  ------------  ----------  -----------
2000..... 12,689,951 $24,494,745 $  454,550 $(253,007)  $24,696,288  $1,961,612  $26,657,900
2001..... 12,664,708 $28,048,704 $  603,000 $(427,720)  $28,223,984  $1,759,052  $29,983,036
2002..... 13,271,124 $24,081,794 $4,699,472 $(203,368)  $28,577,898  $2,211,082  $30,788,980

* Haulage is rental we collect from operators using our properties to facilitate their coal operations on property belonging to third parties. For example, we charge haulage for the transportation of third party coal across our properties and the loading of third party coal into trains using a unit train loadout facility located on our property. We usually base haulage on a rate per ton or a percentage of the gross sales price received by the operator, whichever is greater.

The following table sets forth our production royalty income by county for the last three years.

                       Production Royalty Income by County



County                  2000        2001        2002
------               ----------- ----------- -----------
Harlan.............. $   895,100 $ 1,352,744 $ 1,234,173
Knott...............   4,963,248   6,528,389   4,738,934
Leslie..............   4,297,199   4,424,372   6,860,711
Letcher.............   4,498,576   4,868,079   4,137,305
Perry...............   9,840,623  10,875,120   7,110,671
                     ----------- ----------- -----------
   Total............ $24,494,746 $28,048,704 $24,081,794


We project that the percentage of our total production from underground mining will increase from 65% to 79% in the next five years.

We project that approximately 60 million tons will be mined from our properties from 2003 through 2007.

Coal Reserves

As of December 31, 2002, we had 569 million recoverable tons of proven and probable coal reserves located on approximately 214,000 acres in five adjoining counties in southeastern Kentucky.

These counties are: Breathitt, Harlan, Knott, Leslie, Letcher, and Perry counties. All of our coal reserves are considered to be steam grade reserves.

A reserve is defined as that part of a mineral (coal) deposit which could be economically and legally extracted or produced at the time of the reserve determination. All estimates of our reserves presented are recoverable, proven and probable reserves. Proven and probable reserves are defined as follows:

o Proven Reserves. Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

o Probable Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

The following table sets forth our estimates of proven and probable recoverable coal reserves, and average quality, by seam as of December 31, 2002.



                                                                  Average Quality at 1.50 Specific Gravity
                                                                    --------------------------------------
                                                                    Recovery(2)  ( As Received Basis )(3)
                                                                    -----------  -------------------------
                        Recoverable Reserves -
                           Tons (000's) (1)        Mining Method     %      %      %     %      Lbs/Mbtu
                       ------------------------ ------------------- ----  ------ ----- ------ ------------
                                                                                                   SO\\2\\
      Seam Name         Total  Proven  Probable Underground Surface Mine  Washer  Ash  Sulfur Btu/Lb  (4)
      ---------        ------- ------- -------- ----------- ------- ----  ------ ----- ------ ------ -----
Upper Skyline (No. 12)     158             158          0      158   85    100      --    --      --   --
Skyline (No. 11)......     577      83     494          0      577   85    100      --    --      --   --
Tiptop (No. 10).......   1,438     722     716          0    1,438   85    100      --    --      --   --
Hazard No. 9..........  14,565   8,162   6,403      1,018   13,547   83     99   11.62  2.52  11,480  4.4
Peach Orchard.........   3,567   3,567       0      3,567        0   50     80   11.59  0.84  11,468  1.5
Hazard No. 8..........  27,817  17,566  10,251      9,032   18,785   74     94   11.59  0.84  11,468  1.5
Hazard No. 7 Rider....   6,272   2,729   3,543          0    6,272   85    100   11.91  1.41  11,562  2.4
Hazard No. 7..........  10,715   8,687   2,028        947    9,768   82     99    9.50  0.77  11,956  1.3
Hazard No. 5A.........  38,679  25,346  13,333     35,574    3,105   54     91    6.93  0.77  12,784  1.2
Haddix................   3,553   2,289   1,264      3,553        0   50     90    6.52  0.82  12,989  1.3
Copland...............   1,148     782     366      1,148        0   50     90    7.05  1.18  12,690  1.9
Hamlin & Upper Hamlin.   3,997   1,765   2,232      3,997        0   50     90    8.46  1.22  12,455  2.0
Hazard No. 4 Rider....  18,168   6,435  11,733     18,117       51   50     90    9.40  2.12  12,220  3.5
Hazard No. 4..........  60,530  36,889  23,641     60,105      425   50     90    6.66  0.75  12,896  1.2
Upper Whitesburg......     196     196                185       11   64     94    5.97  1.11  13,105  1.7
Amburgy............... 122,029  39,376  82,653    122,029        0   50     90    5.57  1.05  13,343  1.6
Upper Elkhorn No. 3... 128,936  49,036  79,900    128,936        0   50     90    4.16  1.51  13,597  2.2
Upper Elkhorn No. 2...  92,623  30,569  62,054     92,623        0   50     90    4.94  1.49  13,513  2.2
Upper Elkhorn No. 1...  34,230   9,481  24,749     34,230        0   50     90    3.60  1.07  13,656  1.6
                       ------- ------- -------    -------   ------
   Totals............. 569,198 243,680 325,518    515,061   54,137
                       ======= ======= =======    =======   ======

                                            Tons (000's)
                                         ---------------
Seam Name(1)                             Leased   Unleased
------------                             ------- --------
Upper Skyline (No. 12)..................     158       0
Skyline (No. 11)........................     577       0
Tiptop (No. 10).........................   1,296     142
Hazard No. 9............................  14,254     311
Peach Orchard...........................       0   3,567
Hazard No. 8............................  27,605     212
Hazard No. 7 Rider......................   6,272       0
Hazard No. 7............................  10,591     124
Hazard No. 5A...........................  32,624   6,055
Haddix..................................   1,954   1,599
Copland.................................   1,047     101
Hamlin & Upper Hamlin...................   2,330   1,667
Hazard No. 4 Rider......................  17,911     257
Hazard No. 4............................  59,167   1,363
Upper Whitesburg........................     196       0
Amburgy.................................  61,089  60,940(5)
Upper Elkhorn No. 3.....................  49,405  79,531(5)
Upper Elkhorn No. 2.....................  29,560  63,063(5)
Upper Elkhorn No. 1.....................  17,978  16,252(5)
                                         ------- -------
   Totals............................... 334,014 235,184(5)
                                         ======= =======

(1) Reserve quantity is presented as recoverable short tons (1 ton = 2000 pounds) which takes into account expected mining and washing losses.
(2) Average mining recovery and wash plant recovery, where applicable, are reflected in the estimated reserve quantity.
(3) Coal quality values are derived from washability analyses at a 1.50 specific gravity. The clean-coal values are adjusted to an 'as received' basis by applying a moisture content of 6 percent to compensate for quality variation upon delivery.
(4)  18% of the total reserves are compliance; 82% are non-compliance.
(5)  93% of the unleased coal reserves are made up of these seams.

Our reserve estimates are prepared from geological data assembled and analyzed by our geologists and engineers. These estimates are compiled using geological data taken from approximately 3,600 drill holes, adjacent mine workings, outcrop prospect openings and other sources. These estimates take into account legal, technical and economic limitations that may keep coal from being mined. In addition, these estimates take into account any detriments to mining, including roads, buildings, power lines, or other physical barriers that may prevent mining. We also do not consider any of our unleased coal included in our reserves to be unmarketable because of quality. Reserve estimates will change from time to time due to mining activities, acquiring new data, acquisitions or divestment of reserve holdings, modification of mining plans or mining methods and other factors.

As of December 31, 2002, approximately 90% of our total reserves are recoverable through underground mining methods. The remaining 10% is recoverable through surface mining methods.

We classify our coal reserves with respect to sulfur content as coal containing less than 1.00% sulfur by weight, coal containing a sulfur greater than 1.00% by weight, and as undefined coal reserves. That portion of the low sulfur coal, less than 1.00%, that meets the compliance standards for Phase II of the Clean Air Act Amendments of 1.2 pounds of sulfur dioxide per million Btus (1.2 lbs. SO\\2\\/mmBtu) is considered compliance coal. As of December 31, 2002, approximately 18% of our total estimated reserves met compliance standards for Phase II of the Clean Air Act Amendments.

Exploration Program

In 1995 we initiated a coal exploration program, which we refer to as The Exploration Program, to evaluate our coal reserves and to more actively lease our coal properties. In the Exploration Program, subsurface geological data is collected by core drilling methods that provide samples of the deeper coal seams and associated rocks. These samples are subjected to detailed descriptions, testing, and analyses in order to assess the quality and mineability characteristics of the coal seams.

In addition to assisting in the leasing of coal properties, we use data from The Exploration Program to revise our reserve estimates. We have established a computer database of the pertinent geological data using Coal Master (C-Master) for initial entry and editing of the geological data, and Coal Geology Bank
(CGB) for inclusion of the quality data. There are approximately 3,600 geological data points in the database. We use Surfer to generate grids and isopach or isopleth lines are imported into AutoCAD to plot on the maps. We are evaluating the coal reserves on a seam-by-seam basis for each of the USGS topographic quadrangle maps covering our coal holdings. We have prepared seam maps that shows the data points available for the each coal seam, its thickness, elevation, mined out areas and our tract boundaries.

Office Properties

We own our office building in Hazard, Kentucky consisting of approximately 14,000 square feet and lease our corporate offices in Lexington, Kentucky consisting of 4,400 square feet.

Item 3. Legal Proceedings.

Although we are, from time to time, involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any legal proceedings against us under the various environmental protection statutes to which we are subject.

Item 4. Submission of Matters to a Vote of Security Holders.


Not applicable.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Unitholder Matters.


There is currently no public trading market for Kentucky River Properties LLC membership units and we do not currently anticipate that a trading market will develop. The membership units are subject to transfer restrictions under Kentucky River Properties LLC's operating agreement and are not freely transferable. As of March 24, 2003, there were 46,421 membership units issued and outstanding to 144 membership unit holders of record.

The operating agreement requires that Kentucky River Properties LLC distribute its net cash flow, if any, not later than 30 days after the end of each fiscal quarter, to the members in proportion to the number of membership units owned. The term "net cash flow" is defined in the operating agreement as the gross cash proceeds of Kentucky River Properties LLC minus the portion thereof used to pay or establish reserves for expenses, debt payments, capital improvements, replacements, and contingencies, as determined by the management committee. The definition further provides that net cash flow will not be reduced by depreciation, amortization, cost recovery deductions or similar allocations, but will be increased by any reduction in reserves previously established. The term "gross cash proceeds" is not defined in the operating agreement but is intended to include all cash received by Kentucky River Properties LLC from any source for any reason. Thus, gross cash proceeds include all cash received by Kentucky River Properties LLC in the ordinary course of business as the result of operating, investing or financing activities as well as all cash received from dispositions or other extraordinary events.

While the operating agreement requires that Kentucky River Properties LLC distribute 100% of its net cash flow, whether there is any net cash flow to distribute will depend upon both the level of gross cash proceeds and upon the portion of gross cash proceeds used to pay or establish reserves for expenses, debt payments, capital improvements, replacements, and contingencies. To the maximum extent consistent with its fiduciary duties, the management committee of Kentucky River Properties LLC, will endeavor to limit discretionary payments so as to distribute net cash flow on a quarterly basis to each member in proportion to such member's percentage interest in Kentucky River Properties LLC in an amount at least sufficient to enable members to pay federal and state income taxes attributable to ownership of membership units based on the highest applicable individual combined federal and state income tax rates. The management committee anticipates limiting discretionary payments so as to distribute a greater amount: at least 90% of Kentucky River Properties LLC's taxable income during the first five years after the restructuring and thereafter at least 50% of Kentucky River Properties LLC's taxable income.

Members may not receive a distribution from Kentucky River Properties LLC to the extent that, after giving effect to the distribution, all liabilities of Kentucky River Properties LLC, other than liability to members on account of their capital contributions, would exceed the fair value of its assets.

In January 2003, Kentucky River Properties LLC declared and paid a $2.3 million distribution of December 2002 net cash flow. The quarterly dividends declared by the Predecessor Company for the two most recent fiscal years are listed in the table below.




                         Kentucky River Coal Corporation
                            (The Predecessor Company)



2001                                               Dividend
----                                               --------
First Quarter..................................... $115.00
Second Quarter....................................   40.00
Third Quarter.....................................   40.00
Fourth Quarter....................................   40.00



2002                                               Dividend
----                                               --------
First Quarter..................................... $115.00
Second Quarter....................................   40.00
Third Quarter.....................................   40.00
Fourth Quarter (through November 30, 2002)........   76.00

Item 6. Selected Financial Data.


                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                        (in thousands, except share data)

The annual selected historical consolidated financial data presented below has been derived from our audited consolidated financial statements. As this information is only a summary, it should be read in conjunction with our historical consolidated financial statements and related notes contained elsewhere in this Form 10-K report.

                                                                                      Successor
                                                     Predecessor Company               Company
                                         --------------------------------------------  --------
                                                                             For the   For the
                                                                              Period   Period
                                                                               from     from
                                                                             January   December
                                                                             1, 2002   1, 2002
                                                                             through   through
                                                                             November  December
                                           For the Year Ended December 31,      30,      ,31
                                         ----------------------------------- --------  --------
                                           1998     1999     2000     2001     2002      2002
                                         -------- -------- -------- -------- --------  --------

Income Statement Data:
Revenues:
    Coal royalties..................... $ 23,655 $ 23,887 $ 25,324 $ 28,233 $ 25,891  $  2,705
    Rents and haulage..................    2,625    2,286    2,021    1,816    2,212        53
    Oil and gas........................    2,365    2,665    2,735    3,051    1,251       245
    Gain on the sale of revenue-
     producing properties..............       --       --       --    4,458       --        --
                                         -------- -------- -------- -------- --------  --------
       Total revenues.................. $ 28,645 $ 28,838 $ 30,080 $ 37,558 $ 29,354  $  3,003
Expenses:
    Operating, general, and
     administrative expenses........... $  5,867 $  5,344 $  5,301 $  5,809 $  5,819       492
    Oil and gas expenses...............    1,141    1,330      943      686      122        61
                                         -------- -------- -------- -------- --------  --------
       Total expenses.................. $  7,008 $  6,674 $  6,244 $  6,495 $  5,941  $    553
                                         -------- -------- -------- -------- --------  --------
Income from operations................. $ 21,637 $ 22,164 $ 23,836 $ 31,063 $ 23,413  $  2,450
Other income:
    Interest and dividend income.......    3,084    3,337    2,287    1,801    1,736        35
    Gain (loss) on sale of securities..   14,414      718    7,772    3,441      309       (24)
    Unrealized loss on investment in
     limited partnerships..............       --       --       --       --       --    (1,125)
    Unrealized gain (loss) on trading
     securities........................    1,429    6,406   (2,743)  (4,983)      --        --
    Gain on sale of assets.............       87    1,042    1,640    2,270    2,420         2
    Interest expense...................       --       --      (14)      --      (27)       (1)
    Other income.......................      841      424      587      408      455       108
                                         -------- -------- -------- -------- --------  --------
Income before income taxes............. $ 41,492 $ 34,091 $ 33,365 $ 34,000 $ 28,306  $  1,445
Income tax expense.....................   14,482   12,020   11,634   11,931    9,409        --
                                         -------- -------- -------- -------- --------  --------
Net income............................. $ 27,010 $ 22,071 $ 21,731 $ 22,069   18,897     1,445
                                         ======== ======== ======== ======== ========  ========
Basic earnings per share/unit.......... $ 357.00 $ 293.43 $ 324.65 $ 357.16 $ 350.65  $  33.02
                                         ======== ======== ======== ======== ========  ========
Diluted earnings per share/unit........ $ 356.73 $ 293.43 $ 324.43 $ 356.71 $ 350.49  $  33.02
                                         ======== ======== ======== ======== ========  ========
Basic shares/units.....................   75,657   75,216   66,937   61,790   53,893    43,767
                                         ======== ======== ======== ======== ========  ========
Diluted shares/units...................   75,714   75,216   66,982   61,867   53,918    43,767
                                         ======== ======== ======== ======== ========  ========
Dividends declared per common
  share/unit........................... $ 170.00 $ 180.00 $ 190.00 $ 235.00 $ 271.00  $     --
                                         ======== ======== ======== ======== ========  ========
Balance Sheet Data (at period end):
Total assets........................... $122,386 $130,381 $107,131 $105,243 $ 26,681  $ 48,139
Long-term liabilities..................       --       --       --       --       --        --
Total liabilities...................... $  3,300 $  5,837 $  5,203 $  2,627 $  4,670  $    269
Stockholders'/unitholders' equity...... $119,086 $124,544 $101,928 $102,616 $ 22,011  $ 47,870

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


Introduction

Our primary assets are coal-bearing properties in Southeastern Kentucky. Our business consists of leasing those properties to coal mine operators in exchange for royalty payments. As of December 31, 2002, our properties contained an estimated 569 million tons of proven and probable coal reserves. We currently lease coal under various leases to 17 lessees who mine coal at 41 mines. We also generate coal-related revenues through fees charged for use of coal preparation and loading facilities situated on our property. For the years ended December 31, 2000, 2001 and 2002, in excess of 90% of our total revenue, excluding the sale of substantially all of our oil and gas properties, was derived from coal-bearing properties.

In addition to coal, we receive revenues from oil and gas sales and royalties and own undeveloped non-coal real estate and a portfolio of equity and fixed income securities. Oil and gas sales accounted for less than 10% of total revenue, excluding the sale of substantially all of our oil and gas properties, for the years ended December 31, 2000, 2001 and 2002. After application of the quantitative thresholds for aggregation of reportable business segments, which in our situation was determined based primarily upon the nature of the products and services provided, the financial reporting throughout this document has been made on a fully aggregated basis as is appropriate for a company operating in a single, dominant industry segment.

We do not operate any mines. Instead, we enter into long-term leases with experienced, third-party coal mine operators for the right to mine coal reserves on our properties in exchange for royalty payments. Our leases pay royalties based on the higher of a percentage of the gross sales price or a fixed price per ton of coal sold, with pre-established minimum annual tonnage requirements. Because we do not mine the coal, we have relatively small operating expenses and capital expenditure requirements as compared to mining companies. Therefore, our coal royalty business has relatively high margins. We also contractually limit our exposure to liabilities associated with the operation of coal mines, including site or environmental remediation costs.

Our coal reserves are located on numerous individual tracts in the Kentucky counties of Perry, Letcher, Knott, Leslie, Breathitt, and Harlan. We own a total of 214,584 acres, of which 94,200 acres are both mineral and surface properties, 119,096 acres are mineral only and 1,288 acres are surface only.

Our revenues and profitability are largely dependent on the production of coal from our reserves by our lessees. Our coal royalty revenues vary depending on the coal prices realized by our lessees, subject to specified minimum fixed rates per ton. We estimate that our lessees sell more than 80% of the coal they produce to customers pursuant to contracts with negotiated prices and terms of a year or more. They sell the remaining portion of the coal they produce on the spot market. Therefore, our coal royalty revenues are affected by changes in coal prices and our lessees' long-term supply contracts and, to a lesser extent, by fluctuations in the spot market prices for coal. A number of factors affect the prevailing price for coal, including demand, the price and availability of alternative fuels, overall economic conditions and governmental regulations.

Following a spike in demand and prices for coal in the second half of 2000 and the first half of 2001, the coal industry experienced a decline in demand and prices throughout most of 2002. Coal market conditions for coal stabilized during the last months of 2002. During the period of decline in 2002, most utilities were reducing their excess stockpiles they had accumulated to avoid coal repeating shortages they experienced in the winter 2001-2000. However, due to a mild winter 2001-2002, the utilities carried excess stockpiles into late 2002. As a result of the weak market, many coal producers shut down mines or reduced production in existing mines. More recently, a very cold winter 2002-2003 and unstable natural gas prices caused spot coal prices to reach their highest level since early 2002. The Energy Information Administration (EIA) forecasts the trend in coal prices to be downward despite an upward trend in coal demand over the next 20 years. However, in the short-term, we expect coal prices and demand in 2003 to remain higher than experienced during most of 2002.

In addition to coal royalty revenues, we also generate revenues from fees charged to lessees for the use of coal preparation and transportation facilities situated on our property. These fees are generally calculated based on a percentage of the sales price of the coal, however, some are fixed at a dollar amount per ton.

We also receive revenues from oil and gas sales and royalties from production in Southeastern Kentucky. Sales are derived from oil and gas wells that we own in whole or in part. Royalties are revenues from oil and gas produced from our property. Most of the royalties relate to oil, as we sold most of our interests in the natural gas underlying our property in 1926.

In November 2001, we sold most of our working interests in oil and gas wells for $6.6 million, but retained all of our royalty interests. We traditionally participate in the drilling of a few wells each year, and despite having sold most of our wells in 2001, we expect to continue doing so.

Our non-coal real estate consists of six undeveloped parcels located near Lexington, Kentucky, Jacksonville, Florida, and Owings Mill, Maryland. Typically, we have bought undeveloped land a short distance from areas of more intense development, and profited when the tracts became suitable for a higher-value land use. In recent years, this approach has become less viable as a result of increasing carrying costs and less autonomy in determining land uses. We have not purchased any non-coal real estate for several years, and have never participated in real estate development.

Our investment portfolio consists of equity securities in publicly held companies and fixed income securities. These portfolios are managed by the management of Kentucky River Properties LLC. Our fixed income portfolio consists of investment-grade government securities with maturities no longer than one year.

Our investment portfolio is categorized into three types:

o    trading securities;

o    available-for-sale securities; and

o    held-to-maturity securities.

We held no trading securities at December 31, 2002. Available-for-sale securities consist solely of equity securities at December 31, 2002. During 2002 the trading securities portfolio and substantially all of the available-for-sale portfolio was liquidated to finance the restructuring. The unrealized gains and losses in available-for-sale and held-to-maturity securities are only reported in earnings when securities are sold.

Operating, general and administrative costs and expenses related to our coal properties consist primarily of:

o    salaries, benefits and other personnel costs;

o    reserve exploration expenses;

o    property taxes;

o    office expenses;

o    insurance; and

o    accounting and legal fees.


As part of the restructuring, the Predecessor Company, transferred substantially all of its assets and liabilities, excluding the membership units it held in Kentucky River Properties LLC to Kentucky River Properties LLC.

Critical Accounting Policies

Our critical accounting policies are as follows:

Investment Mix

Investments comprised 54% of our total assets as of December 31, 2002 and comprised 65% and 82% of our total assets as of December 31, 2001 and December 31, 2000, respectively. As of December 31, 2002 our investment portfolio consists of U.S. treasury bills and equity securities of a publicly held company. As of December 31, 2001 and 2000 our investment portfolio consisted of fixed income securities and equity securities, primarily in publicly held companies, which have readily determinable market values. As funds become available, we assess the current market and our objectives and invest funds in light of other cash flow requirements.

Estimation of Mineral Reserves

Upon an initial purchase of property, our engineers estimate mineral reserves on the property and continue to monitor the amounts mined by our lessees. We compare estimates made by our engineers and our internal, on-site audits to the amounts reported by our lessees to ensure proper reporting of tonnage mined and payment of royalties. The mineral reserve estimates are utilized to compute cost depletion by the units of production method.

Results of Operations

Fiscal Year Ended December 31, 2002 Compared With Fiscal Year Ended December 31, 2001

As is more fully discussed in this report on form 10-K, Part I, Item 1, Business, the Predecessor Company transferred substantially all of its assets and liabilities to the Successor Company on November 30, 2002. The Successor Company's results of operations subsequent to the transfer, the period from December 1, 2002 through December 31, 2002, are not comparable to the Predecessor's results of operations for the year ended December 31, 2001. For purposes of this Management's Discussion and Analysis, we have combined the actual results of operations for the Successor Company from December 1, 2002 through December 31, 2002 and the Predecessor Company from January 1, 2002 through November 30, 2002 operating results in order to present a meaningful comparative analysis of current and prior fiscal years operating results. The Successor Company from December 1, 2002 through December 31, 2002 and the Predecessor Company from January 1, 2002 through November 30, 2002 financial information are derived from the Consolidated Financial Statements.

The following table sets forth our revenues, operating expenses and operating statistics for the fiscal year ended December 31, 2002 compared with the fiscal year ended December 31, 2001.

                                                                         Successor
                                                    Predecessor Company  Company
                                                    -------------------  --------
                                                               For the   For the
                                                                Period    Period
                                                                 from      from
                                                     For the   January   December  For the
                                                       Year    1, 2002   1, 2002     Year
                                                      Ended    through   through     Ended
                                                     December  November  December  December
                                                     31, 2001  30, 2002  31, 2002  31, 2002
                                                     --------  --------  --------  --------
                                                      (in thousands, except average gross
                                                                 royalty data)
Financial Highlights:
Revenues:
   Coal royalties...................................$ 28,233  $ 25,891  $  2,705  $ 28,596
   Rents and haulage................................   1,816     2,212        53     2,265
   Oil and gas sales and royalties..................   3,051     1,251       245     1,496
   Gain on the sale of revenue-producing properties.   4,458        --        --        --
                                                     --------  --------  --------  --------
       Total revenues...............................$ 37,558  $ 29,354  $  3,003  $ 32,357
Expenses:
   Operating, general and administrative expenses...$  5,809  $  5,819  $    492  $  6,311
   Oil and gas expenses.............................     686       122        61       183
                                                     --------  --------  --------  --------
       Total expenses...............................$  6,495  $  5,941  $    553  $  6,494
                                                     --------  --------  --------  --------
Income from operations..............................$ 31,063  $ 23,413  $  2,450  $ 25,863
Other Income and Expense:
   Interest and dividend income.....................$  1,801  $  1,736  $     35  $  1,771
   Gain (loss) on sale of securities................   3,441       309       (24)      285
   Unrealized loss on investment in limited
     partnerships...................................      --        --    (1,125)   (1,125)
   Unrealized loss on trading securities............  (4,983)       --        --        --
   Gain on sale of assets...........................   2,270     2,420         2     2,422
   Interest expense.................................      --       (27)       (1)      (28)
   Other income.....................................     408       455       108       563
                                                     --------  --------  --------  --------
       Total other income (expense).................$  2,937  $  4,893  $ (1,005) $  3,888
                                                     --------  --------  --------  --------
Income Before Income Taxes..........................$ 34,000  $ 28,306  $  1,445  $ 29,751
Income Taxes........................................  11,931     9,409        --     9,409
                                                     --------  --------  --------  --------
Net Income..........................................$ 22,069  $ 18,897  $  1,445  $ 20,342
                                                     ========  ========  ========  ========
Operating Statistics:
Coal:
   Royalty coal tons produced by lessees............  12,665    11,952     1,319    13,271
   Average gross royalties ($ per ton)..............$   2.21  $   2.16  $   2.05  $   2.15

Net Income. Net income was $20.3 million for the year ended December 31, 2002, as compared to $22.1 million for the year ended December 31, 2001, a decrease of $1.7 million, or 8%. The decrease is attributable to the gain on sale of revenue-producing properties in 2001 for which there was no comparable sale in 2002 offset by the related decrease in income taxes.

Revenues. Total revenues for the year ended December 31, 2002, were $32.4 million compared to $37.6 million for the year ended December 31, 2001, a decrease of $5.2 million, or 14%. The decrease is primarily attributable to the gain on sale of revenue-producing properties in 2001 for which there was no comparable sale in 2002 as well as the related decline, in 2002, in oil and gas revenues resulting from that sale late in 2001.

Coal royalty revenues for the year ended December 31, 2002, were $28.6 million for 13.3 million tons compared to $28.2 million for 13.0 million tons for the year ended December 31, 2001, an increase of $363,000, or 1%, and 259,000 tons, or 2%. During 2002, minimum royalties of $3.5 million for 2.0 million tons were received from a lessee for the previous four production years. These minimum royalties were not recognized as revenue in prior periods as collectability was not reasonably assured. Excluding this minimum royalty, royalty revenue and production were $25.1 million for 11.3 million tons, down 11% and 13%, respectively, for the year ended December 31, 2002 compared to the same 2001 period. Excluding this minimum royalty, realization increased to $2.23 per ton for the year ended December 31, 2002, up from $2.17 for the year ago period, an increase of 3%. Demand for coal, and as a result prices, stabilized during the last months of 2002 after falling throughout the year. Demand for coal was soft early in 2002 as a result of the mild winter of 2001-2002, and the utilities were working off stockpiles they had built up to avoid the shortages that occurred in the winter of 2001. As a result, many coal operators shut down mines or reduced production from existing mines. More recently, the unusually warm summer of 2002 and the very cold winter of 2002 caused the utilities' stockpiles to shrink, which resulted in a slightly higher demand for coal in the fourth quarter of 2002. The slightly higher realization per ton occurred despite sharply lower spot coal prices in early first half of 2002 relative to the same period in 2001, indicating that our lessees were able to increase some of the prices in their sales contracts during the period of higher prices in 2000 and 2001. Also realization increased toward the end of 2002 as a result of spot coal prices reaching their highest level since early 2002. We expect coal prices and demand for coal will continue to increase in 2003.

Rents and haulage were $2.3 million for the year ended December 31, 2002, compared to $1.8 million for the year ended December 31, 2001, an increase of $449,000, or 25%. The increase was due to an increase in haulage tonnage to 5.4 million tons for the year ended December 31, 2002, from 3.8 million tons for the year-ago period offset by a decrease in the realization to $.41 per ton in the same 2002 period from $.46 per ton for the year-ago period. The increase in haulage revenue and tonnage, as well as the decrease in haulage realization, is due primarily to minimum haulage of $269,000 for 1.3 million tons recognized in 2002 from a lessee for the past four years minimum haulage requirements. This revenue was not recognized in prior periods as collectability was not reasonably assured. Excluding this minimum haulage, haulage tonnage was 4.2 million tons with a realization of $.47 per ton, an increase of 365,000 tons, or 10%, and $.01 per ton, or 2%. Since haulage revenues are generated by the processing by our lessees of coal belonging to others, the tonnage fluctuates depending on the extent to which our lessees are mining inside or outside our property boundaries. Haulage is based in part on a percentage of the sales price, so like royalties, the realization is a function of price.

Oil and gas sales and royalties were $1.5 million for the year ended December 31, 2002, compared to $3.1 million for the year ended December 31, 2001, a decrease of $1.6 million, or 51%. The decrease is mainly attributable to the sale of substantially all of our oil and gas working interests during the fourth quarter of 2001 which was effective as of June 30, 2001. A decrease in prices early in 2002, especially for natural gas, also had an effect in the decline. During 2002, nine gross, or four net, new working interest gas wells came on-line and contributed 7% of the oil and gas revenue. We anticipate continuing to participate in gas drilling efforts during 2003 at a modest rate.

Expenses. Aggregate operating costs and expenses remained relatively flat at $6.5 million for the year ended December 31, 2002 and 2001, respectively. The increase in operating, general and administrative expenses was offset by the decrease in oil and gas operating expenses.

Operating, general and administrative expenses were $6.3 million for the year ended December 31, 2002 compared to $5.8 million for the year ended December 31, 2001, an increase of $502,000, or 9%. The increase is primarily attributable to the expenses associated with our restructuring transaction.

Oil and gas expenses were $183,000 for the year ended December 31, 2002, compared to $686,000 for the year ended December 31, 2001, a decrease of $503,000, or 73%. This decrease resulted from the sale of substantially all of our oil and gas working interests during the fourth quarter of 2001which was effective as of June 30, 2001. Our royalty interests bear no operating expenses other than severance taxes, so following the sale of the working interests, oil and gas expenses declined disproportionately more than oil and gas revenues for the year 2002. We expect oil and gas expenses to increase slightly in 2003 due to operating expenses related to new gas wells expected to be drilled.

Income from operations was $25.9 million for the year ended December 31, 2002, compared to $31.1 million for the year ended December 31, 2001, a decrease of $5.2 million, or 17%. The decrease is due primarily to the gain on sale of substantially all of our working interest oil and gas wells in 2001 for which there was no comparable sale in 2002. Further, the sale of those wells resulted in a decrease in oil and gas revenue offset by the slight increase in coal royalties and rents and haulage.

Other Income. Other income was $3.9 million for the year ended December 31, 2002, compared to $2.9 million for the year ended December 31, 2001, an increase of $1.0 million, or 33%. The difference is primarily the result of the change in unrealized security gains and losses offset by a reduction in realized gain on sale of securities.

Unrealized loss on investment in limited partnerships was $1,125 for the year ended December 31, 2002. There were no such losses recorded in 2001. This loss was a result of a decline in market value of the investment portfolio held by a limited partnership in which we are a partner.

There was no net unrealized gain or loss on trading securities for the year ended December 31, 2002, because the trading securities portfolio was liquidated during the first quarter 2002. By comparison, the net unrealized loss for the year ended December 31, 2001, was $5.0 million. During the year ended December 31, 2002, our trading securities portfolio was entirely liquidated and our available-for-sale securities portfolio was mostly liquidated, in order to reduce the Company's exposure to near-term market volatility in light of the need for liquid assets to finance the restructuring.

Interest and dividend income was relatively flat at $1.8 million for the year ended December 31, 2002, compared to the year ended December 31, 2001. Interest and divided income from portfolio investments decreased in 2002 due to the liquidation of our trading securities portfolio from which the proceeds were invested in short-term U.S. treasury bills. As those short-term U.S. treasury bills matured or were sold the proceeds were retained as cash and used to finance the restructuring. During December 2002 cash from the sale of membership units of the Successor Company was received and a portion of those proceeds was invested in U.S. treasury bills at year end. The decrease in investment portfolio interest and dividends was offset by interest received in 2002 from a lessee for four prior years' minimum royalty and haulage and related interest.

Gain on sale of assets was $2.4 million for the year ended December 31, 2002, compared to $2.3 million for the year ended December 31, 2001, an increase of $152,000, or 7%. Variations in gains on sale of land and improvements result from the irregular nature, in both size and timing, of such sales.

Other income, consisting mostly of sales of standing timber, was $563,000 for the year ended December 31, 2002, compared to $408,000 for the year ended December 31, 2001, an increase of $155,000, or 38%. Timber revenues fluctuate significantly from year to year, depending on a number of factors, including marketing conditions, weather, species mix and the level of harvesting in advance of surface mining operations.

Income Taxes. Income tax expense was $9.4 million (effective tax rate of 32%) for the year ended December 31, 2002, based on pretax income of $29.8 million as compared with $11.9 million (effective tax rate of 35%) for the year ended December 31, 2001, based on pretax income of $34.0 million for the year earlier period. The $2.5 million, or 21%, decrease was primarily due to the election of the S Corporation status for the Predecessor Company in the third quarter effective January 1, 2003 and the corresponding tax effect of oil and gas drilling costs as well as the tax effect of unrealized losses on trading securities from the December 31, 2001 reporting period. Additionally, as a result of the restructuring, the month of December 2002 net income is not taxed at the partnership level, therefore, no tax accrual was made for that month.

Fiscal Year Ended December 31, 2001 Compared With Fiscal Year Ended December 31, 2000

The following table sets forth the Predecessor Company's revenues, operating expenses and operating statistics for the fiscal year ended December 31, 2001 compared with the fiscal year ended December 31, 2000.



                                                      Predecessor Company
                                                     Year Ended December 31,
                                                     ----------------------
                                                       2000        2001
                                                     -------     -------
                                                     (in thousands, except
                                                     average gross royalty
                                                           data)
Financial Highlights:
Revenues:
   Coal royalties................................... $25,324     $28,233
   Rents and haulage................................   2,021       1,816
   Oil and gas sales and royalties..................   2,735       3,051
   Gain on the sale of revenue-producing properties.      --       4,458
                                                     -------     -------
       Total revenues............................... $30,080     $37,558
Expenses:
   Operating, general and administrative expenses... $ 5,301     $ 5,809
   Oil and gas expenses.............................     943         686
                                                     -------     -------
       Total expenses............................... $ 6,244     $ 6,495
                                                     -------     -------
Income from operations.............................. $23,836     $31,063

Other Income and Expense:
   Interest and dividend income..................... $ 2,287     $ 1,801
   Gain on sale of securities.......................   7,772       3,441
   Unrealized loss on trading securities............  (2,743)     (4,983)
   Gain on sale of assets...........................   1,640       2,270
   Interest expense.................................     (14)         --
   Other income.....................................     587         408
                                                     -------     -------
       Total other income........................... $ 9,529     $ 2,937
                                                     -------     -------
Income Before Income Taxes.......................... $33,365     $34,000
Income Taxes........................................  11,634      11,931
                                                     -------     -------
Net Income.......................................... $21,731     $22,069
                                                     =======     =======
Operating Statistics:
Coal:
   Royalty coal tons produced by lessees............  12,690      12,665
   Average gross royalties ($ per ton).............. $  1.93     $  2.21



Revenues. Total revenues for the year ended December 31, 2001 were $37.6 million compared to $30.1 million for the year ended December 31, 2000, an increase of $7.5 million, or 25%. The increase is primarily attributable to a $4.5 million gain on the sale of oil and gas properties. Coal royalty revenues for the year ended December 31, 2001 were $28.2 million compared to $25.3 million for year ended December 31, 2000, an increase of $2.9 million, or 11%. Over these same periods, production was flat at 12.7 million tons. Realization per ton increased to $2.21 per ton for the year ended December 31, 2001 compared to $1.93 for the year ended December 31, 2000. The higher realization reflects higher coal prices in 2001 compared to 2000.

Rents and haulage decreased to $1.8 million for the year ended December 31, 2001 from $2.0 million for the year earlier period. The decline was primarily due to a drop in haulage tonnage to 3.8 million tons from 5.0 million tons, partially offset by an increase in realization to $.46 per ton from $.39 per ton.

Oil and gas sales and royalties were $3.1 million for the year ended December 31, 2001 compared to $2.8 million for the year ended December 31, 2000. The increase is attributable to an increase in prices for natural gas and oil in 2001, partially offset by the sale of most of our working interests during the year. That sale closed on November 30, 2001, for $6.6 million, but included in the sale was all the related production from the wells after June 30, 2001. Our gain on the sale was $4.5 million ($2.7 million after-tax). We retained all of our royalty interests, but still expect our future oil and gas revenues to decline by more than 50% in 2002 as a result of the sale.

Expenses. Aggregate operating costs and expenses for the year ended December 31, 2001 were $6.5 million compared with $6.2 million for the year ended December 31, 2000, an increase of $251,000, or 4%. The increase in operating expenses primarily relates to an increase in operating, general and administrative expenses.

Operating general and administrative expenses increased to $5.8 million for the year ended December 31, 2001 compared to $5.3 million for the year ended December 31, 2000, an increase of $508,000 or 10%. The increase is partly attributable to increased personnel costs, and partly due to the expenses associated with the proposed restructuring transaction.

Oil and gas expenses decreased to $686,000 for the year ended December 31, 2001 from $943,000 for the year ended December 31, 2000, a decrease of $257,000 or 27%. This decrease resulted from the sale of the majority of our working interest production effective as of June 30, 2001.

Other Income. Other income decreased to $2.9 million for the year ended December 31, 2001 compared to $9.5 million for the year ended December 31, 2000, a difference of $6.6 million, or 69%. The difference is mainly the result of a decrease in gains on sales of securities and unrealized gains on securities.

Net unrealized loss on trading securities for the year ended December 31, 2001 was $5.0 million compared to a net unrealized loss for the previous year of $2.7 million, a difference of $2.2 million. The difference reflects the decline in overall portfolio performance for the year ended December 31, 2001 compared to the earlier year.

Gain on sale of securities decreased to $3.4 million for the year ended December 31, 2001 compared to $7.8 million for the year ended December 31, 2000, a decrease of $4.4 million.

The aggregate return for our equity portfolios of publicly traded securities for 2001 was a loss of 5.3%, compared to a loss of 11.9% for the S&P 500 index. The outperformance of our portfolios relative to the S&P is due to outperformance by one portfolio managed by a large cap, value oriented investment manager and by our internally managed portfolio, with returns of 6.1% and 3.1%, respectively. This was partially offset by a loss of 47.9% by a portfolio managed by a small cap, technology oriented manager.

During the fourth quarter we cancelled the investment management agreement with the small cap, technology oriented manager and liquidated approximately half of the portfolio, based on an assessment of the portfolio's performance, the outlook for the technology market and the expected future internal need for funds. Also during the fourth quarter we sold securities in the internally managed portfolio, generating $10.8 million in proceeds to reduce the exposure to market volatility in light of the expected future need for funds to finance our restructuring. We added no funds to the portfolios under outside management during the year, while adding $333,000 to the internally managed portfolio in the first quarter.

Our overall portfolio strategy is to buy stocks based on analysis of individual companies, either directly or through outside investment managers, for a long term holding period. We mitigate non-systematic risk by holding a large number of positions. Much of our portfolio turnover is driven by our liquidity needs.

Subsequent to year end, most of the equity portfolios were liquidated to reduce exposure to near-term market volatility in light of the projected need for liquid assets to finance the proposed restructuring.

Interest and dividend income decreased to $1.8 million for the year ended December 31, 2001 compared to $2.3 million for the year ended December 31, 2000. The reduction was primarily due to a decline in interest rates.

Gain on sale of assets increased to $2.3 million for the year ended December 31, 2001 compared to $1.6 million for the year ended December 31, 2000, an increase of $630,000. The increase reflects higher activity in the sales of non-coal real estate.

Other income, consisting mostly of sales of standing timber, decreased to $408,000 for the year ended December 31, 2001, compared to $587,000 for the year ended December 31, 2000, a decrease of $179,000 or 30%. Timber revenues fluctuate significantly from year to year, depending on a number of factors, including, market conditions, weather, species mix and the level of harvesting in advance of surface mining operations.

Income Taxes. Income tax expense was $11.9 million (effective tax rate of 35%) for the year ended December 31, 2001 based on pretax income of $34.0 million as compared with $11.6 million (effective tax rate of 34%) for the year ended December 31, 2000 based on pretax income of $33.4 million for that earlier period. The $300,000 increase was primarily due to the tax due on the gain from the sale of oil and gas interests and operating income, partially offset by decreases in other income.

Net Income. Net income was $22.1 million, for the year ended December 31, 2001 as compared to $21.7 million for the year ended December 31, 2000, an increase of $338,000, or 2%.


Liquidity and Capital Resources

Historically, we have generally satisfied our working capital requirements and funded our capital expenditures with cash generated from operations. We believe that cash generated from operations for at least the next several years will be sufficient to meet our working capital requirements and anticipated capital expenditures. Our ability to fund planned capital expenditures, to make acquisitions and to pay distributions to our investors will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry, and financial, business and other factors, some of which are beyond our control.

Cash Flows

Net cash provided by operating activities was $36.3 million in 2002, $16.2 million in 2001 and $27.0 million in 2000. The changes in cash provided by operating activities were largely due to changes in purchases and sales of securities. Securities transactions included in the net cash provided by operating activities totaled $20.3 million in 2002, $5.9 million in 2001 and $5.6 million in 2000. Cash provided by operating activities increased $20.1 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The increase in cash provided by operating activities resulted from the $20.3 million effect of securities transactions offset by a decrease in net income, decrease in gain on sale of equipment, a decrease in income tax receivable, an increase in trade accounts receivable and an increase in other receivables and prepaid expenses. The decrease in gain on sale equipment was due to the 2001 sale of oil and gas working interest for which there was no comparable sale in 2002. The decrease in income tax receivable is due to an overpayment of federal income tax in 2001 that was applied toward 2002 tax liability. The increase in trade accounts receivable is due to an increase in average days outstanding of receivables due from a few lessees. We believe ultimate collectability is reasonably assured due to our preferred legal status with our lessees. The increase in other receivables and prepaid expenses is due to a receivable from the Predecessor resulting from the transfer of assets and liabilities from the Predecessor Company to the Successor Company. This receivable was collected in February 2003.

Cash provided by operating activities decreased $10.9 million for the year ended December 31, 2001 as compared to the year ended December 31, 2000. This decrease is a result of the gain on the sale of assets related to the sale of working interests in oil and gas wells of $4.5 million and a reduction in income tax receivable of $3.0 million included in cash provided by operating activities for the year ended December 31, 2001. For the year ended December 31, 2000, there was no comparable sale of asset and income tax receivable increased $2.2 million.

Net cash provided by investing activities was $23.5 in 2002, $19.6 million in 2001 and $19.0 million in 2000. The variation in cash provided or used in investing activities is mainly due to the variation in securities transactions and the 2001 sale of working interests in oil and gas wells. Securities transactions included in net cash provided by investing activities totaled $20.5 million in 2002, $10.9 million in 2001 and $15.4 million in 2000. Net cash provided by investing activities increased $3.9 million for the year ended December 31, 2002, as compared to the year ended December 31, 2001. The increase is the result of the net effect of the increase in securities transactions for 2002 as compared to 2001 offset by the proceeds from the sale of working interests in oil & gas wells included in 2001 for which there was no comparable sale of property and equipment in 2002. Additionally, proceeds from the sale of land and improvements and purchases of property and equipment increased in 2002 as compared to 2001.

Net cash provided by investing activities increased $651,000 for the year ended December 31, 2001as compared to the year ended December 31, 2000. The increase is due to the net effect of the proceeds from the sale of working interests in oil & gas wells included in 2001 for which there was no comparable sale of property and equipment in 2000 offset by the decrease in securities transactions for 2001 as compared to 2000. Additionally, the increase is offset by a decrease in proceeds from the sale of land and improvements for 2001 as compared to 2000.

Net cash used in financing activities was $74.8 million in 2002, $20.2 million in 2001 and $46.6 million in 2000. Financing activities primarily represent dividends, common stock repurchases by the Predecessor Company and, in 2002, the issuance of membership units of the Successor Company. Dividends paid were $14.3 in 2002, $14.6 million in 2001 and $12.8 million in 2000. Common stock repurchases were $86.0 million in 2002, $5.7 million in 2001 and $33.9 million in 2000. The current year repurchase of common stock of the Predecessor Company and the issuance of membership units of the Successor Company are due to the restructuring. In prior years, we repurchased common shares because we considered these repurchases a use of cash superior to holding short term, fixed rate equivalents and the repurchase provided additional liquidity for shareholders, especially for shareholders with larger blocks that otherwise might have been difficult to sell.

Net cash used in financing activities for the year ended December 31, 2002, was $74.8 million compared to $20.2 million for the comparable period for 2001. The increase of $54.6 million is primarily attributable to the purchase of all outstanding shares, 21,491, of the Predecessor Company's common stock owned by minority shareholders offset by the issuance of 6,007 the Successor Company's membership units. The Predecessor Company borrowed $3 million to finance payments for the Predecessor Company's common stock in the restructuring. This debt was repaid by the Successor Company using a portion of the proceeds received from the issuance of the membership units in December 2002. Additionally, $1.8 million was received in 2002 from the sale of common shares under the employee stock plan. Dividends paid were relatively flat at $14.3 million for the year ended December 31, 2002 compared to $14.6 million for the comparable period for 2001. Dividends were paid by the Predecessor Company to its shareholders. The Successor Company expects to pay distributions, rather than dividends, of its net income, as available, to its membership unit holders.

Net cash used in financing activities for the year ended December 31, 2001, was $20.2 million compared to $46.6 million for the comparable period for 2000, a decrease of $26.4 million. The decrease is due primarily to the reduction in treasury stock purchased in 2001 as compared to 2000. The decrease is offset by an increase in dividends paid for 2001of $14.6 million up from $12.8 million for 2000.

Capital Expenditures

Capital expenditures were $1.1 million in 2002, $581,000 in 2001 and $572,000 in 2000. The increase in capital expenditures for 2002 as compared to 2001 and 2000 was due primarily to the cost of new gas wells drilled. In 2002 eleven gross wells were drilled, five net wells, of which nine gross wells, four net wells, were producing at December 31, 2002. For each of these periods, we used cash generated from operations to fund capital expenditures. Our capital expenditures in each year were primarily made to acquire land and support equipment and facilities.

We anticipate that our average annual maintenance capital expenditures will be less than $1.0 million. Total capital expenditures, though, may increase, as we seek acquisitions of coal reserves and other strategic assets. We currently expect capital expenditures to be funded by cash generated by operations.

FORWARD-LOOKING STATEMENTS

In this report we present "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. The statements include those identified by such words as "may," "will," "expect," "anticipate," "believe," "plan," "project," "should," and other similar terminology. These forward-looking statements reflect our current expectations regarding future events and operating and financial performance and are based upon data available at the time of the statements. Although the Successor Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance the forward-looking statements included herein will prove to be accurate. Actual results involve risks and uncertainties, including both those specific to the Successor Company and those specific to the industry, and could differ materially from expectations. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to:

o the ability of our lessees to produce sufficient quantities of coal on an economic basis from our reserves,
o    the volatility of commodity prices for coal,
o    the financial condition of our primary lessees,
o changes in fuel consumption patterns by electric power generators away from the use of coal,
o    competition among producers in the coal industry,

o    ability of our lessees to enter into long-term supply contracts,
o fluctuations in transportation costs and the availability or reliability of transportation of coal mined from our properties,
o    labor relations and costs,
o the extent to which the amount and quality of coal our lessees are able to economically recover differs from estimated recoverable coal reserves,
o    the ability to replace or increase our reserves on satisfactory terms,
o availability of cash from lessees to enable payment of distributions comparable to historic levels,
o changes in governmental regulation or enforcement practices, especially with respect to mining environmental, health and safety matters, such as emissions levels applicable to electric power generators and steel manufacturers, and
o    economic and political conditions (including inflation and interest rates).


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.


Market risk is the risk of loss arising from adverse changes in market rates and prices. We are primarily exposed to equity price, interest rate and coal price risks. The following is a discussion of our primary market risk exposures and how those exposures are managed.

Equity Price and Interest Rate Risk

Our market risk sensitive instruments are primarily corporate equity securities and U.S. Treasury securities. In addition to our investment portfolio, a limited partnership of which we are a partner owns an investment portfolio consisting primarily of privately traded equity securities. Our directly held corporate equity securities, classified as available-for-sale securities, and investment in limited partnerships are subject to price risk. U.S. Treasury securities are classified as held-to-maturity due to our intention and ability to hold the securities until maturity and are subject to interest rate risk.

In 2002, we began an orderly liquidation of our investment portfolio, excluding land and improvements, to finance the restructuring. As a result of the liquidation our investment portfolio, excluding land and improvements, decreased 68% compared to the value at December 31, 2001. We held no trading securities at December 31, 2002. Available-for-sale and held-to-maturity securities at December 31, 2002 consisted of $1.4 million in corporate equity securities and $17.9 million in short-term fixed maturity U.S. Treasury securities, respectively. Corporate equity securities that are managed internally are classified as available-for-sale. They are purchased because they represent a better risk/reward opportunity than cash equivalents or other short-term fixed-income securities for capital that we do not expect to use in our primary business for the intermediate term, roughly three to five years. A hypothetical 10% decline in the value of our corporate equity securities classified as available-for-sale would have resulted in a $137,400 decline in their value. We employ a buy-and-hold strategy and, consequently, do not monitor day-to-day market conditions. We periodically assess the performance of this portfolio and make adjustments to the holdings in this portfolio as needed. Our exposure to equity price risk for corporate equity securities classified as available-for-sale is currently limited to $1.4 million.

In 2002 we recognized an unrealized loss of $1.1 million on our investment in limited partnerships to more accurately reflect the market value of a partnership's investment portfolio. A hypothetical 10% decline in the value of our corporate equity securities held by a partnership in which we are a partner would have resulted in a $115,600 decline in their value. Our exposure to equity price risk for corporate equity securities of the investment in partnerships is currently limited to $1.2 million.

At December 31, 2002 the market risk to our portfolio of fixed maturity securities was primarily interest rate risk. We are subject to interest rate risk to the degree that our fixed maturity securities re-price with changes in interest rates. We manage interest rate risk by investing in fixed maturity securities with a short duration, usually less than one year. Our pricing model makes various estimates at each level of interest rate change regarding cash flows from interest collections and principal repayments. At December 31, 2002 a one percent increase in interest rates would have decreased the value of our fixed maturity securities by $45,700. Our current exposure to interest rate risk on our fixed maturity securities is minimal.

Coal Price Risk

Coal prices are influenced by a number of factors and vary dramatically by region. The two principal components of the delivered price of coal are the price of coal at the mine, which is influenced by mine operating costs and coal quality, and the cost of transporting coal from the mine to the point of use. Electricity generators purchase coal on the basis of its delivered cost per million Btu (British thermal unit).

In their December 2001 "Short Term Outlook" report, Energy Information Administration (EIA) noted that, "In the first half of this year, an unusual phenomenon occurred: for the first time in years, the monthly average price of coal to electric utilities increased notably. Due to pressures for coal substitution for expensive gas and also because of the very tight storage situation for coal at power generating stations, the price of coal jumped. However, by mid-summer the price began receding as coal stocks rebounded and as gas prices withered. Next year, coal prices should continue to recede as coal stocks gain and natural gas prices remain relatively low." As predicted, coal prices continued to recede throughout most of 2002. Toward the end of 2002 spot coal prices increased to their highest level since early 2002. We expect coal prices and demand to be higher in 2003 than that of 2002. Our expectation for 2003 is due to utilities' lower stockpiles of coal, continued unstable natural gas prices and increased oil prices as a result of perceived supply-side issues as a result of the Venezuelan (an OPEC member) general strike and continued oil sector strike and the war with Iraq. Per the EIA March 2003 "Short Term Outlook", "If the oil strike is prolonged and tensions in the Middle East continue the chance of a [oil] price spike will remain high." We expect increased oil prices, along with the aforementioned factors, to have a direct correlation on coal prices and demand in the short-term.

In March 2003, prices for Central Appalachian coal futures for April 2003 delivery on the New York Mercantile Exchange ranged from $31.75 to $32.75 per ton. These prices reflect an increase from $4.30 to $4.75 per ton when compared to a similar, but not exact, period in 2002. In January 2002, prices for Central Appalachian coal futures for March 2002 delivery on the New York Mercantile Exchange ranged from $27.00 to $28.45 per ton, after peaking at $43.00 in August 2001. These coal futures contracts are representative of 12,500 Btu Central Appalachian coal.

The price of coal at the mine is influenced by geological characteristics such as seam thickness, overburden ratios and depth of underground reserves. It is generally cheaper to mine coal seams that are thick and located close to the surface than to mine thin underground seams. Typically, coal mining operations will begin at the part of the coal seam that is easiest and most economical to mine. In the coal industry, this surface mining characteristic is referred to as low ratio. As the seam is mined, it becomes more difficult and expensive to mine because the seam either becomes thinner or extends more deeply into the earth, requiring removal of more overburden. Underground mining is generally more expensive than surface mining as a result of high capital costs including costs for modern mining equipment and construction of extensive ventilation systems and higher labor costs, including costs for labor benefits and health care.

In addition to the cost of mine operations, the price of coal at the mine is also a function of quality characteristics such as heat value and sulfur, ash and moisture content. Metallurgical coal has higher carbon and lower ash content and is usually priced $4 to $10 per ton higher than steam coal produced in the same regions.

Coal used for domestic consumption is generally sold free on board at a loading point, and the purchaser normally pays the transportation costs. Export coal is usually sold at an export terminal, and the seller is responsible for shipment to the export coal loading facility while the purchaser pays the ocean freight.

Most electric power generators arrange long-term shipping contracts with rail or barge companies to assure stable delivery costs. Transportation cost can be a large component of the purchaser's cost. Although the customer pays the freight, transportation cost is still important to coal mining companies because the customer may choose a supplier largely based on the cost of transportation. Trucks and overland conveyors haul coal over shorter distances, while lake carriers and ocean vessels move coal to export markets. Some domestic coal is shipped over the Great Lakes. Railroads move more coal than any other product, and in 1999, coal accounted for 22% of total U.S. rail freight revenue and more than 44% of total freight tonnage. Railroads typically handle approximately 60% of U.S. coal production, with CSX and Norfolk Southern the dominant carriers in the eastern United States and Burlington Northern Santa Fe and Union Pacific the dominant carriers in the western United States.

Item 8. Financial Statements and Supplementary Data.




                                Table of Contents





                                                                           Page
                                                                           ----

Independent Auditors' Report                                                27

Consolidated Balance Sheets - Predecessor Company at December 31, 2001
     and Successor Company at December 31, 2002                             28

Consolidated Statements of Income - Predecessor Company for the years ended December 31, 2000 and 2001 and for the period from January
     1, 2002 through November 30, 2002 and Successor Company for the
     period from December 1, 2002 through December 31, 2002                 29

Consolidated Statements of Unitholders'/Stockholders' Equity and
     Comprehensive Income - Predecessor Company for the years ended
     December 31, 2000 and 2001 and for the period from January 1, 2002 through November 30, 2002 and Successor Company for the period
     from December 1, 2002 through December 31, 2002                        30

Consolidated Statements of Cash Flows - Predecessor Company for the
     years ended December 31, 2000 and 2001 and for the period from
     January 1, 2002 through November 30, 2002 and Successor Company
     for the period from December 1, 2002 through December 31, 2002         31

Notes to Consolidated Financial Statements                                  32

                          Independent Auditors' Report



The Board of Directors and Unitholders
Kentucky River Properties LLC:


We have audited the accompanying consolidated balance sheet of Kentucky River Properties LLC and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of income, unitholders' equity and comprehensive income, and cash flows for the period from December 1, 2002 through December 31, 2002 (Successor Period), and the consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the period from January 1, 2002 through November 30, 2002 (Predecessor Period) of Kentucky River Coal Corporation and subsidiaries (the Predecessor). Further, we have audited the accompanying consolidated balance sheet of Kentucky River Coal Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kentucky River Properties LLC and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the Successor Period, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the financial position of Kentucky River Coal Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the Predecessor Period and for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on November 30, 2002, the Predecessor Company transferred to Kentucky River Properties LLC substantially all of its assets and liabilities, except for membership units in Kentucky River Properties LLC, and Kentucky River Properties LLC became the operating company.

                       /s/ KPMG LLP

Louisville, Kentucky
March 7, 2003

                       KENTUCKY RIVER PROPERTIES LLC AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS

                                 December 31, 2001 and 2002

                       (In thousands, except share and per share data)



                                                                     Predecessor  Successor
                                                                       Company     Company
                                                                       --------   --------
                                                                          December 31,
                                                                       -------------------
                                                                         2001       2002
                                                                       --------   --------

                               ASSETS
Investments:
 Trading securities.................................................  $ 20,322         --
 Available-for-sale securities......................................    19,354      1,374
 Held-to-maturity securities........................................    20,552     17,948
 Land and improvements..............................................     8,466      6,897
                                                                       --------   --------
   Total investments................................................    68,694     26,219
                                                                       --------   --------
Cash and cash equivalents...........................................    20,109      5,080
                                                                       --------   --------
Other assets:
 Accounts receivable--trade.........................................     4,334      6,512
 Accrued interest receivable........................................        98          3
 Income tax receivable..............................................     3,388        172
 Investment in limited partnerships.................................     2,574      1,156
 Receivable from affiliate..........................................        --      2,213
 Other receivables and prepaid expenses.............................        10         31
                                                                       --------   --------
   Total other assets...............................................    10,404     10,087
                                                                       --------   --------
Properties and equipment:
 Land and revenue-producing properties..............................    11,932     11,932
 Oil and gas properties.............................................     2,731      2,819
 Buildings and equipment............................................     2,616      2,766
 Less accumulated depletion and depreciation........................   (11,243)   (10,764)
                                                                       --------   --------
   Properties and equipment, net....................................     6,036      6,753
                                                                       --------   --------
                                                                      $105,243     48,139
                                                                       ========   ========
                LIABILITIES AND STOCKHOLDERS'/UNITHOLDERS' EQUITY

Accounts payable and accrued expenses...............................  $    713        269
Income taxes payable................................................         1         --
Deferred income taxes...............................................     1,913         --
                                                                       --------   --------
   Total liabilities................................................     2,627        269
                                                                       --------   --------
Stockholders'/ Unitholders' equity:
 Unitholders' equity; outstanding 46,421 and 0 units in 2002 and
  2001, respectively................................................        --     47,368
 Common stock, par value of $25 a share. Authorized 100,000 shares;
   issued and outstanding 0 and 61,276 shares in 2002 and 2001,
   respectively.....................................................     1,532         --
 Additional paid-in capital.........................................     1,782         --
 Accumulated other comprehensive income.............................     1,386        502
 Retained earnings..................................................    97,916         --
                                                                       --------   --------
   Total stockholders'/unitholders' equity..........................   102,616     47,870
Commitments and contingencies.......................................        --         --
                                                                       --------   --------
                                                                      $105,243     48,139
                                                                       ========   ========

See accompanying notes to consolidated financial statements.

                           KENTUCKY RIVER PROPERTIES LLC AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF INCOME

                           (In thousands, except share and per share data)


                                                                                           Successor
                                                                 Predecessor Company        Company
                                                           ------------------------------  --------
                                                                                 For the   For the
                                                                                 Period    Period
                                                                                  From      From
                                                           For the Year Ended    January   December
                                                                                 1, 2002   1, 2002
                                                              December 31,       through   through
                                                           ------------------    November  December
                                                             2000      2001      30, 2002  31, 2002
                                                           --------  --------    --------  --------
Operating income:
 Income from revenue-producing properties:
   Coal:
     Royalties........................................... $ 25,324    28,233      25,891     2,705
     Rents and haulage...................................    2,021     1,816       2,212        53
   Oil and gas:
     Sales...............................................    1,771     1,801         242       126
     Royalties...........................................      964     1,250       1,009       119
                                                           --------  --------    --------  --------
       Total income from revenue-producing properties....   30,080    33,100      29,354     3,003
 Gain on the sale of revenue-producing properties........       --     4,458          --        --
                                                           --------  --------    --------  --------
       Total operating income............................   30,080    37,558      29,354     3,003
Expenses:
 Operating, general, and administrative..................    5,301     5,809       5,819       492
 Oil and gas expenses:
   Operating.............................................      922       611         116        61
   Exploration and development...........................       21        75           6        --
                                                           --------  --------    --------  --------
       Total expenses....................................    6,244     6,495       5,941       553
                                                           --------  --------    --------  --------
       Income from operations............................   23,836    31,063      23,413     2,450
                                                           --------  --------    --------  --------
Other income and expense:
 Interest and dividend income............................    2,287     1,801       1,736        35
 Gain (loss) on sale of securities.......................    7,772     3,441         309       (24)
 Gain on sale of assets..................................    1,640     2,270       2,420         2
 Unrealized loss on investment in limited partnership....       --        --          --    (1,125)
 Unrealized losses on trading securities.................   (2,743)   (4,983)         --        --
 Interest expense........................................      (14)       --         (27)       (1)
 Other...................................................      587       408         455       108
                                                           --------  --------    --------  --------
       Total other income (expense)......................    9,529     2,937       4,893    (1,005)
                                                           --------  --------    --------  --------
       Income before income taxes........................   33,365    34,000      28,306     1,445
Income taxes.............................................   11,634    11,931       9,409        --
                                                           --------  --------    --------  --------
       Net income........................................ $ 21,731    22,069      18,897     1,445
                                                           --------  --------    --------  --------
Basic earnings per share/unit............................ $ 324.65    357.16      350.65     33.02
                                                           ========  ========    ========  ========
Diluted earnings per share/unit.......................... $ 324.43    356.71      350.49     33.02
                                                           ========  ========    ========  ========
Weighted average number of common shares/units:
 Basic...................................................   66,937    61,790      53,893    43,767
 Diluted.................................................   66,982    61,867      53,918    43,767

See accompanying notes to consolidated financial statements.

                                   KENTUCKY RIVER PROPERTIES LLC AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS'/UNITHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                        (In thousands, except share data)



                                                   Amount
                                                  (par value Additional  Accumulated
                                         Shares/    of $25    paid-in   comprehensive Retained Unitholders'
                                          Units   per share)  capital      income     earnings   equity     Total
                                         -------  ---------- ---------- ------------- -------- ----------- -------
Predecessor Company:

Balance, December 31, 1999..............  74,545     $1,865    1,642          319     120,718       --     124,544
Comprehensive Income:
  Net income............................      --        --        --           --      21,731       --      21,731
Unrealized gains on securities:
  Net unrealized change in investment
   securities, net of tax of $1,219.....      --        --        --        2,263          --       --       2,263
                                                                                                           -------
  Total Comprehensive Income............                                                                    23,994
                                                                                                           -------
  Dividends.............................      --        --        --           --     (12,794)      --     (12,794)
  Common stock acquired................. (11,530)     (289)       --           --     (33,573)      --     (33,862)
  Stock options exercised...............      16         1        45           --          --       --          46
                                         -------    ------     -----       ------     -------  -------     -------
Balance, December 31, 2000..............  63,031     1,577     1,687        2,582      96,082       --     101,928
Comprehensive Income:
  Net income............................      --        --        --           --      22,069       --      22,069
Unrealized loss on securities:
  Net unrealized change in investment
   securities, net of tax of $(626).....      --        --        --       (1,196)         --       --      (1,196)
                                                                                                           -------
  Total Comprehensive Income............                                                                    20,873
                                                                                                           -------
  Dividends.............................      --        --        --           --     (14,608)      --     (14,608)
  Common stock acquired.................  (1,788)      (46)       --           --      (5,627)      --      (5,673)
  Stock options exercised...............      33         1        95           --          --       --          96
                                         -------    ------     -----       ------     -------  -------     -------
Balance, December 31, 2001..............  61,276     1,532     1,782        1,386      97,916       --     102,616
                                         -------    ------     -----       ------     -------  -------     -------
Comprehensive Income:
  Net income............................      --        --        --           --      18,897       --      18,897
Unrealized loss on securities:
  Net unrealized change in investment
   securities, net of tax of $(536).....      --        --        --       (1,048)         --       --      (1,048)
                                                                                                           -------
  Total Comprehensive Income............                                                                    17,849
                                                                                                           -------
  Dividends.............................      --        --        --           --     (14,283)      --     (14,283)
  Common stock acquired................. (21,491)     (538)       --           --     (85,426)      --     (85,964)
  Stock options exercised...............     629        16     1,777           --          --       --       1,793
  Investment in successor company.......      --        --        --         (567)         --       --        (567)

                                         -------    ------     -----       ------     -------  -------     -------
Balance, November 30, 2002..............  40,414    $1,010     3,559         (229)     17,104       --      21,444
                                         =======    ======     =====       ======     =======  =======     =======

Successor Company:

Balance, December 1, 2002                 40,414    $   --        --          567          --   21,895      22,462
Comprehensive Income:
  Net income............................      --        --        --           --          --    1,445       1,445
Unrealized loss on securities:
  Net unrealized change in investment
   securities, net of tax of $(0).......      --        --        --          (65)         --       --         (65)
                                                                                                           -------
  Total Comprehensive Income............                                                                     1,380
                                                                                                           -------
  Partnership units issued..............   6,007        --        --           --          --   24,028      24,028

                                         -------    ------     -----       ------     -------  -------     -------
Balance, December 31, 2002..............  46,421    $   --        --          502          --   47,368      47,870
                                         =======    ======     =====       ======     =======  =======     =======


See accompanying notes to consolidated financial statements.

                           KENTUCKY RIVER PROPERTIES LLC AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (In thousands)

                                                                                          Successor
                                                              Predecessor Company         Company
                                                         ------------------------------   --------
                                                                               For the    For the
                                                                                Period     Period
                                                                                 From       From
                                                         For the Year Ended    January    December
                                                                               1, 2002    1, 2002
                                                            December 31,       through    through
                                                         -------------------   November   December
                                                           2000      2001      30, 2002   31, 2002
                                                         --------   --------   --------   --------

Cash flows from operating activities:
  Net income.......................................... $  21,731     22,069     18,897      1,445
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Unrealized loss on investment in limited
    partnership.......................................        --         --         --      1,125
   Unrealized losses on trading securities............     2,743      4,983         --         --
   Depreciation, depletion and amortization...........       662        645        181         88
   (Gain) loss on sales of securities, net............    (7,772)    (3,441)      (309)        24
   Gain on sale of land and improvements..............    (1,604)    (2,203)    (2,420)        (2)
   Gain on sale of equipment..........................       (36)    (4,525)        (7)        --
   Deferred income taxes..............................    (1,438)    (2,143)    (1,149)        --
   Purchase of trading securities.....................   (11,189)    (6,082)       (97)        --
   Proceeds from sale of trading securities...........    21,843     10,427     19,466         --
   Changes in assets and liabilities:
     Decrease (increase) in accounts
       receivable--trade..............................       419     (1,144)    (1,204)      (973)
     (Increase) decrease in accrued interest
       receivable.....................................       (87)       412         64         (3)
     Decrease (increase) in income tax receivable.....     2,190     (3,018)     2,999         --
     (Increase) decrease in other receivables and
       prepaid expenses...............................        (2)         2        (38)    (2,202)
     (Decrease) increase in accounts payable and
       accrued expenses...............................      (650)       432        727       (358)
     Increase (decrease) in income taxes payable......       236       (239)        (1)        --
                                                         --------   --------   --------   --------
       Net cash provided by (used in) operating
        activities....................................    27,046     16,175     37,109       (856)
                                                         --------   --------   --------   --------
Cash flows from investing activities:
  Proceeds from sale of available-for-sale
   securities.........................................    20,192     20,966     36,390         --
  Proceeds from maturities of held-to-maturity
   securities.........................................    39,700     41,828    132,411         --
  Purchases of securities:
   Available-for-sale.................................   (18,595)    (5,119)   (18,527)        --
   Held-to-maturity...................................   (25,878)   (46,821)  (111,810)   (17,948)
  Purchases of properties and equipment...............      (301)      (452)      (926)       (72)
  Proceeds from sale of properties and equipment......        39      6,552          7         --
  Proceeds from sale of land and improvements.........     4,099      2,811      4,073          2
  Purchases of land and improvements..................      (271)      (129)       (85)        --
                                                         --------   --------   --------   --------
       Net cash provided by (used in) investing
         activities...................................    18,985     19,636     41,533    (18,018)
                                                         --------   --------   --------   --------
Cash flows from financing activities:
  Dividends paid......................................   (12,794)   (14,608)   (14,283)        --
  Repurchase of common stock..........................   (33,862)    (5,673)   (85,964)        --
  Proceeds from sale of common stock under stock
   plan...............................................        46         96      1,793         --
  Proceeds from letter of credit borrowing............        --         --      3,000         --
  Repayment of letter of credit borrowing.............        --         --         --     (3,000)
  Proceeds from issuance of membership units..........        --         --         --     24,028
  Transfer of assets and liabilities - restructuring..        --         --         --       (371)
                                                         --------   --------   --------   --------
       Net cash (used in) provided by financing
        activities....................................   (46,610)   (20,185)   (95,454)    20,657
                                                         --------   --------   --------   --------
       Net (decrease) increase in cash and cash
         equivalents..................................      (579)    15,626    (16,812)     1,783
Cash and cash equivalents, beginning of period........     5,062      4,483     20,109      3,297
                                                         --------   --------   --------   --------
Cash and cash equivalents, end of period.............. $   4,483     20,109      3,297      5,080
                                                         ========   ========   ========   ========
Cash paid for income taxes............................ $  10,819     17,561      7,791         --
                                                         ========   ========   ========   ========


See accompanying notes to consolidated financial statements.

                 KENTUCKY RIVER Properties llc AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2002

                        (In thousands, except share data)




(1)   Description of the Business and Summary of Significant Accounting Policies

(a)      Business

              Kentucky River Properties LLC (the Successor Company), and Kentucky River Coal Corporation (the Predecessor Company) prior to the restructuring, and its subsidiaries are primarily engaged in leasing mineral reserves and, to a lesser degree, participating in partnerships and joint ventures which explore for and develop oil and gas properties. The majority of the Successor Company's revenue-producing properties are located in Eastern Kentucky.

              On February 14, 2002, Kentucky River Properties LLC was formed. On March 1, 2002, the Predecessor Company filed a registration statement with the Securities and Exchange Commission relating to the proposed corporate restructuring of the Predecessor Company to convert to S Corporation status. On June 10, 2002, the registration statement, initially filed on March 1, 2002, became effective.

              On July 29, 2002, at a special shareholders' meeting, the shareholders of the Predecessor Company approved the restructuring. Pursuant to the restructuring, on July 31, 2002, each minority share of the Predecessor Company was converted into the right to receive $4 in cash and a subscription right to subscribe for one Kentucky River Properties, LLC membership unit at an exercise price of $4 per membership unit. A minority share of the Predecessor Company is a share held by a shareholder who did not qualify to become a shareholder of the S Corporation. On July 31, 2002, 21,491 minority shares were converted resulting in an obligation to minority shareholders of $85,964. As of December 31, 2002, the obligation to minority shareholders was $311 for 46 minority shares not surrendered for payment.

              On November 30, 2002, the Predecessor Company transferred (the Transfer) to Kentucky River Properties LLC substantially all of its assets and liabilities, except for membership units in Kentucky River Properties LLC, and Kentucky River Properties LLC became the operating company for the business of the Predecessor Company. In return the Predecessor Company received 40,414 membership units of Kentucky River Properties LLC. The number of membership units received by the Predecessor Company is the number of Predecessor Company shares held by the Predecessor Company majority shareholders prior to the restructuring. The assets and liabilities transferred at historical cost by the Predecessor Company to Kentucky River Properties LLC and the Predecessor Company's Investment in Kentucky River Properties LLC immediately after the transfer, which totaled $21,895 at November 30, 2002, are detailed as follows:


Investments:
 Available-for-sale securities......................................  $ 7,186
 Land and improvements..............................................    3,005
                                                                      --------
   Total investments................................................   10,191
                                                                      --------
Cash and cash equivalents...........................................        4
                                                                      --------
Other assets:
 Accounts receivable--trade.........................................    5,475
 Investment in limited partnerships.................................    2,323
 Other receivables and prepaid expenses.............................    1,981
                                                                      --------
   Total other assets...............................................    9,779
                                                                      --------
Properties and equipment:
 Land and revenue-producing properties..............................   11,932
 Buildings and equipment............................................    2,753
 Less accumulated depletion and depreciation........................   (9,788)
                                                                      --------
   Properties and equipment, net....................................    4,897
                                                                      --------
Current liabilities:
 Accounts payable and accrued expenses..............................     (198)
 Note payable.......................................................   (3,000)
                                                                      --------
   Total current liabilities........................................   (3,198)
                                                                      --------

Net transferred to Kentucky River Properties LLC from Predecessor
 Company on November 30, 2002.......................................   21,673
Predecessor Company initial investment in Kentucky River
 Properties LLC.....................................................      250
Predecessor Company equity in earnings of Kentucky River
 Properties LLC for the period January 1, 2002 through
 November 30, 2002..................................................      (28)
                                                                      --------
Predecessor Company investment in Kentucky River Properties LLC at November 30, 2002...............................................  $21,895
                                                                      ========


              On December 1, 2002, the subscription rights for Kentucky River Properties LLC membership units became exercisable and remained exercisable for a 30-day period. The subscription rights expired on December 30, 2002. As of December 31, 2002, 6,007 membership units had been exercised and were outstanding in addition to the 40,414 membership units held by the Predecessor Company resulting in a total of 46,421 Kentucky River Properties LLC membership units outstanding.

              As a result of the Successor Company assuming operations of the Predecessor Company as of the date of the Transfer, the financial statements presented herein reflect the financial statements of the Successor Company as of December 31, 2002, and for the period December 1 through December 31, 2002 (the Successor Period). Also the financial statements reflect the financial statements of the Predecessor Company as of December 31, 2001, and for the period January 1 through November 30, 2002 (the Predecessor Period) and for the years ended December 31, 2001 and 2000, respectively.

(b)      Consolidation Practice

              The accompanying Successor Company's consolidated financial statements include the accounts of Kentucky River Properties LLC, KRCC Oil & Gas LLC (KRCC Oil and Gas), and Timberlands LLC. The accompanying Predecessor Company's consolidated financial statements include the accounts of those companies as well as Kentucky River Coal Corporation. On November 30, 2002, KRCC Oil & Gas LLC and Timberlands LLC were transferred to Kentucky River Properties LLC as a result of the Transfer. The following companies were merged into Kentucky River Coal Corporation in 2002 prior to the Transfer: Florida Kentucky Timberlands, Inc., The Kent-Mar Corporation, and Tennis Capital, Inc. All significant intercompany accounts and transactions have been eliminated.

(c)      Investment Securities

              Investment securities consist of U.S. Treasury and equity securities. The Predecessor and Successor Companies classify their debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Predecessor and Successor Companies have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

              Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect prior to the Transfer, on available-for-sale securities are reported as a separate component of comprehensive income. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

              A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

(d)      Investment in Land and Improvements

              Land and improvements are stated at cost.

(e)      Land and Revenue-Producing Properties, Buildings, and Equipment

              The investment in land and revenue-producing properties is stated at the lower of cost or estimated realizable value. Buildings and equipment are stated at cost. Depreciation is computed principally on the straight-line method over the estimated useful lives of depreciable assets. Cost depletion is computed on the units-of-production method based on mineral reserves as determined by the Successor Company's engineers.

(f)      Oil and Gas Operations

              KRCC Oil and Gas participates in partnerships and joint ventures which explore for and develop oil and gas properties. The successful efforts method of accounting is followed for costs incurred in oil and gas exploration and development operations. Capitalized costs are amortized by the units-of-production method based on estimated proven reserves.

(g)      Royalties

              Royalties, rents and haulage and oil and gas sales are recorded in the month coal is mined or oil and gas is produced. Certain of the Successor Company's leases may require lessees to pay a minimum royalty if minimum tonnage is not mined during the year. These royalties are based upon a specified minimum tonnage and the greater of a fixed dollar per ton or a percentage of the sales price and can generally be recouped by the lessee over the succeeding five years against future royalties that exceed the minimum. Minimum royalties are recognized when received and are offset by recoupments as such recoupments occur. For the period December 1, 2002 through December 31, 2002 (Successor Period) minimum royalties included in income of the Successor Company were $1,205. For the period January 1, 2002 through November 30, 2002 (Predecessor Period) and for the years ended December 31, 2001, and 2000, minimum royalties included in income were $3,494, $603, and $455, respectively. Minimum royalties potentially recoupable amount to $5,636. Such amount will expire within the next five years in the amounts of $1,466, $1,064, $594, $1,304, and $1,208, respectively.

(h)      Common Stock

              The excess of the purchase price over the par value of the Predecessor Company's common stock which has been purchased for constructive retirement is charged to retained earnings.

(i)      Cash Equivalents

              Cash equivalents consist of overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has cash accounts insured by the Federal Deposit Insurance Corporation up to $100. At December 31, 2001 the Predecessor Company's uninsured cash balances total approximately $2,500. At December 31, 2002 the Company's uninsured cash balances total approximately $4,700.

(j)      Income Taxes

              The Successor Company is considered a partnership for tax purposes. Accordingly, no income taxes, deferred or current, are recognized for the partnership.

              The Predecessor Company's income taxes were accounted for under the asset and liability method. Deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(k)      Net Income Per Share

              Kentucky River Properties LLC's basic net income per membership unit is based upon the weighted average number of membership units outstanding during the Successor Period. Dilutive earnings per membership unit takes into account the dilutive effect of membership unit equivalents, such as membership unit options. There were no dilutive items outstanding during the Successor Period, therefore, basic and dilutive membership units are 43,765 for the Successor Period.

              The Predecessor Company's basic net income per share is based on the weighted average number of common shares outstanding of 66,937 and 61,790 shares for the years ended December 31, 2000 and 2001, respectively, and 53,893 shares for the Predecessor Period. Dilutive earnings per share takes into account the dilutive effect of common stock equivalents, such as stock options.

(l)      Use of Estimates

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

(m)      Stock Option Plan

              Prior to January 1, 1996, the Predecessor Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Predecessor Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Predecessor Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. All options were exercised in the current year prior to the S-corp restructuring. The stock option plan of the Predecessor Company terminated as a result of the restructuring.

(n)      Comprehensive Income

              Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of unitholders'/stockholders' equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Successor or Predecessor Company's financial position or results of operations.

(o)      Recently Issued Accounting Standards

              In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

 (2)   Concentration of Credit Risk

       The Predecessor Company received approximately 52% and 51% for the years ended December 31, 2000 and 2001, respectively, and 49% for the Predecessor Period of its coal royalties from two lessees. The Successor Company received approximately 22% of its coal royalties for the Successor Period from two lessees.


                                                           Successor
                                      Predecessor Company   Company
                                      -------------------  ---------
                                                 For the     For the
                                                 Period      Period
                                                 January    December
                                     For the     1, 2002    1, 2002
                                   Year Ended    through    through
                                   December 31,  November   December
                                   2000   2001   30, 2002   31, 2002
                                   ----   ----   --------   --------
Lessee A..........................  25%    23%      27%        11%
Lessee B..........................  27%    28%      22%        11%
                                    --     --       --         --
   Total..........................  52%    51%      49%        22%
                                    ==     ==       ==         ==



       Lessee A filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on February 28, 2002 and November 13, 2002, respectively. In the opinion of management, the coal royalties under this lease may decrease.

(3)    Securities

       The change in net unrealized holding losses on trading securities that has been included in net income is $2,743 and $4,983 in 2000 and 2001, respectively, $0 for the Predecessor Period, and $0 for the Successor Period.

The amortized cost and approximate fair value of securities and the gross unrealized gains and losses at December 31, 2001 and 2002 follow:




                                           Predecessor Company
                                                  2001
                                 --------------------------------------
                                                 Unrealized
                                                ------------
                                 Amortized cost Gains Losses Fair value
                                 -------------- ----- ------ ----------
Available-for-sale securities--
  Corporate equity securities...    $10,947     2,223  199     12,971
  Corporate bonds...............      5,503       130    4      5,629
  U.S. Treasury securities......        754        --   --        754
                                    -------     -----  ---     ------
                                    $17,204     2,353  203     19,354
                                    =======     =====  ===     ======
Held-to-maturity securities--
  U.S. Treasury securities......    $20,552       163    3     20,712
                                    =======     =====  ===     ======

                                            Successor Company
                                                  2002
                                 --------------------------------------
                                                 Unrealized
                                                ------------
                                 Amortized cost Gains Losses Fair value
                                 -------------- ----- ------ ----------
Available-for-sale securities--
  Corporate equity securities...    $   873       501   --      1,374
                                    =======     =====  ===     ======
Held-to-maturity securities--
  U.S. Treasury.................    $17,948        --    3     17,945
                                    =======     =====  ===     ======



       A summary of the Successor Company's debt securities as of December 31, 2002 based on contractual maturities follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.




                                              Amortized cost Fair value
                                              -------------- ----------
Due within one year
   U.S. Treasury securities..................    $17,948       17,945

Due after one year through five years
   U.S. Treasury securities..................         --           --
                                                 -------       ------
                                                 $17,948       17,945
                                                 =======       ======


       All held-to-maturity securities as of December 31, 2002 will mature on April 3, 2002.

       Proceeds from the sale of available-for-sale securities were $20,192 and $20,966 in 2000 and 2001, respectively, $36,390 for the Predecessor Period, and $0 for the Successor Period.

       Gross realized gains on sales of available-for-sale securities were $0 and $2,629 in 2000 and 2001, respectively, $1,952 for the Predecessor Period and $0 for the Successor Period. Gross realized losses on sales of available-for-sale securities were $235 and $25 in 2000 and 2001, respectively, $441 for the Predecessor Period and $0 for the Successor Period.

(4)    Income Taxes

       Total income taxes were allocated as follows:



                                                                    Successor
                                          Predecessor Company        Company
                                      ----------------------------   --------
                                                          For the    For the
                                                           Period     Period
                                                          January    December
                                           For the        1, 2002    1, 2002
                                         Year Ended       through    through
                                         December 31,     November  December
                                        2000      2001    30, 2002  31, 2002
                                      --------  --------  --------  --------
Income from continuing operations... $ 11,634  $ 11,931  $  9,409  $     --
Stockholders' equity, for
unrealized holding gain (loss)
on debt and equity securities
recognized for financial reporting
purposes............................    1,219      (626)     (536)       --
                                      --------  --------  --------  --------
                                     $ 12,853  $ 11,305  $  8,873  $     --
                                      ========  ========  ========  ========

       Income tax expense (benefit) attributable to pretax income consists of:



                                                        Current Deferred Total
                                                        ------- -------- ------
Predecessor Company:

Year ended December 31, 2000:
  U.S. Federal......................................... $11,895  (1,442) 10,453
  State and local......................................   1,177       4   1,181
                                                        -------  ------  ------
                                                        $13,072  (1,438) 11,634
                                                        =======  ======  ======
Year ended December 31, 2001:
  U.S. Federal......................................... $12,353  (2,085) 10,268
  State and local......................................   1,721     (58)  1,663
                                                        -------  ------  ------
                                                        $14,074  (2,143) 11,931
                                                        =======  ======  ======
Period January 1 through November 30, 2002:
  U.S. Federal......................................... $ 9,325  (1,056)  8,269
  State and local......................................   1,233     (93)  1,140
                                                        -------  ------  ------
                                                        $10,558  (1,149)  9,409
                                                        =======  ======  ======
Successor Company:

Period December 1 through December 31, 2002:
  U.S. Federal......................................... $    --      --      --
  State and local......................................      --      --      --
                                                        -------  ------  ------
                                                        $    --      --      --
                                                        =======  ======  ======

       Income tax expense differed from the expected amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income as a result of the following:



                                                                       Successor
                                               Predecessor Company      Company
                                          ----------------------------  --------
                                                             For the    For the
                                                              Period     Period
                                                             January    December
                                              For the        1, 2002    1, 2002
                                             Year Ended      through    through
                                            December 31,     November   December
                                            2000      2001    30, 2002  31, 2002
                                          --------  --------  --------  --------
Computed "expected" tax expense......... $ 11,678    11,900     9,907        --
Increase (reduction) in income taxes
 resulting from:
  Excess percentage depletion over cost
   depletion............................     (827)     (905)     (798)       --
  State and local income taxes, net of
   Federal income tax benefit...........      765     1,119       801        --
Other, net..............................       18      (183)     (501)       --
                                          --------  --------  --------  --------
                                         $ 11,634    11,931     9,409        --
                                          ========  ========  ========  ========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2002 are presented below:




                                                        Predecessor  Successor
                                                          Company     Company
                                                           2001        2002
                                                        -----------  ---------
Deferred tax assets:
  Geological and geophysical, net of amortization...... $        3         --
  Proven properties, net of depletion..................         18         --
                                                        -----------  ---------
    Total gross deferred tax assets                            21         --
                                                        -----------  ---------
Deferred tax liabilities:
  Intangible drilling costs, net of impairment
   reserves and depletion..............................       (199)        --
  Tangible drillings costs, net of impairment
   reserves and depreciation...........................         (5)        --
  Trading securities market value......................       (966)        --
  Available-for-sale securities market value...........       (764)        --
                                                        -----------  ---------
    Total gross deferred tax liabilities                    (1,934)        --
                                                        -----------  ---------
                                                        $   (1,913)        --
                                                        ===========  =========








(5)    Earnings Per Share/Unit

       The following data details the amounts used in computing earnings per membership unit and share and the effect on income and the weighted average number of units/shares of dilutive potential membership units/common stock.



                                                                       Successor
                                               Predecessor Company      Company
                                          ----------------------------  --------
                                                              For the   For the
                                                               Period    Period
                                                              January   December
                                              For the         1, 2002   1, 2002
                                             Year Ended       through   through
                                            December 31,      November  December
                                            2000      2001    30, 2002  31, 2002
                                          --------  --------  --------  --------
Net income attributable to unitholders/
  shareholders for basic and diluted
  earnings per unit/share................$ 21,731    22,069    18,897     1,445
                                          ========  ========  ========  ========
Weighted average number of membership
  units/common shares used in basic
  earnings per unit/share................  66,937    61,790    53,893    43,767
Effect of dilutive securities:
  Stock options..........................      45        77        25        --
                                          --------  --------  --------  --------
Weighted number of membership units/
  common shares and dilutive potential
  membership units/common shares used
  in diluted earnings per unit/share.....  66,982    61,867    53,918    43,767
                                          ========  ========  ========  ========



(6)    Benefit Plans

       The Successor Company has a defined benefit pension plan (the Plan) which covers substantially all employees who have met certain requirements as to age and length of service. The Plan's benefit formula generally bases payments to retired employees upon 2% of the final average compensation multiplied by the number of years of service. The Successor Company makes annual contributions to the Plan equal to the maximum amount that can be deducted for income tax purposes.

       The following table sets forth the Plan's fair value of plan assets, benefit obligations and funded status at December 31, 2000, 2001, and 2002:

                                           Predecessor   Predecessor   Successor
                                             Company       Company      Company
                                              2000          2001         2002
                                           -----------   -----------   ---------
Fair value of plan assets at December 31..$     7,645         7,909       7,486
Benefit obligation at December 31.........     (3,669)       (3,752)     (5,374)
                                           -----------   -----------   ---------
  Funded status                           $     3,976         4,157       2,112
                                           ===========   ===========   =========

Prepaid benefit cost..................... $       798         1,087       1,326

Weighted average assumptions as of December 31:
    Discount rate........................        7.50%        7.50%       6.75%
    Expected return on plan assets.......        7.50         7.50        7.50
    Rate of compensation increase........        6.00         6.00        6.00

Benefit cost............................. $      (203)        (289)       (239)
Employer contribution....................          --           --          --
Plan participants' contribution..........          --           --          --
Benefits paid............................         475          237          50

       The following table sets forth the Plan's change in benefit obligations and plan assets for the years ended December 31, 2000, 2001, and, 2002:



                                           Predecessor   Predecessor   Successor
                                             Company       Company      Company
                                              2000          2001         2002
                                           -----------   -----------   ---------
Change in benefit obligation:
  Benefit obligation at beginning of year $     3,133         3,669       3,752
    Service cost.........................         291           171         256
    Interest cost........................         232           271         250
    Benefits paid........................        (475)         (237)        (50)
    Actuarial loss (gain)................         488          (122)      1,166
                                           -----------   -----------   ---------
  Benefit obligation at end of year...... $     3,669         3,752       5,374
                                           -----------   -----------   ---------
Change in plan assets:
  Fair value of plan assets at beginning
    of year..............................       7,245         7,645       7,909
      Actual return on plan assets.......         875           501        (373)
      Benefits paid......................        (475)         (237)        (50)
                                           -----------   -----------   ---------
  Fair value of plan assets at end of
    year................................. $     7,645         7,909       7,486
                                           ===========   ===========   =========


       In addition, the Successor Company sponsors a deferred profit sharing plan. Contributions by the Predecessor Company were $125 and $129 in 2000 and 2001, respectively, and $101 for the Predecessor Period. Contributions by the Successor Company to this plan were $12 for the Successor Period.

       In 1980, the Predecessor Company adopted a stock option plan (the Plan) for eligible employees. The Plan provided for granting of stock options to purchase shares of common stock at an exercise price equal to the fair value of the stock on the day the option is granted. Options were exercisable for a two-year period beginning on the date of grant. All options were exercised in the current year prior to the restructuring. The Successor Company does not have a stock option plan.

       The fair value of each option was estimated on the date of grant using the minimum value method (excluding a volatility assumption) with the following weighted average assumptions: 2000 - expected dividend yield 6.6%, risk-free interest rate of 5.12%, and an expected life of 2 years; 2001 - expected dividend yield 7.31%, risk-free interest rate of 3.21%, and an expected life of 2 years.

       The Predecessor Company applies APB Opinion No. 25 in accounting for the Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Predecessor Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Predecessor Company's net income would have been reduced to the pro forma amounts indicated below:

                                              2000          2001         2002
                                           -----------   -----------   ---------
Net income:
  As reported............................ $    21,731        22,069      18,897
  Pro forma..............................      21,146        21,875          --


       Stock option activity during the periods indicated is as follows:



                                                        Weighted
                                                         average
                                            Number      exercise
                                            shares        price
                                           --------     --------
Predecessor Company:
  Balance at December 31, 1999...........      646     $  2,915
    Granted..............................      352        2,850
    Expired..............................     (320)       2,900
    Exercised............................      (16)       2,850
                                           --------     --------
  Balance at December 31, 2000...........      662        2,890
    Granted..............................      339        2,850
    Expired..............................     (336)       2,925
    Exercised............................      (33)       2,890
                                           --------     --------
  Balance at December 31, 2001...........      632        2,850
    Granted..............................       --           --
    Expired..............................       (3)       2,930
    Exercised............................     (629)       2,850
                                           --------     --------
  Balance at November 30, 2002...........       --     $     --
                                           ========     ========
Successor Company:
  Balance at December 1, 2002............       --     $     --
    Granted..............................       --           --
    Expired..............................       --           --
    Exercised............................       --           --
                                           --------     --------
  Balance at December 31, 2002...........       --     $     --
                                           ========     ========



       At December 31, 2000 and 2001, respectively, the number of options exercisable was 662 and 632. At November 30, 2002, the end of the Predecessor Period, and at December 31, 2002, the end of the Successor Period, there were no options exercisable. The weighted average exercise price of these options was $2,890 and $2,850, for 2000 and 2001, respectively.

(7)    Fair Value of Financial Instruments

       The following table presents the carrying amounts and estimated fair values of the Successor Company's and the Predecessor Company's financial instruments at December 31, 2001 and 2002, respectively. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.


                                          Predecessor Company  Successor Company
                                                  2001               2002
                                          -------------------  ------------------
                                           Carrying    Fair    Carrying    Fair
                                            amount     value    amount     value
                                          ---------  --------  --------  --------
Financial assets:
  Investment securities................. $  60,228    60,388    19,322    19,319
  Cash and cash equivalents.............    20,109    20,109     5,080     5,080
  Other assets:
    Accounts receivable-trade...........     4,334     4,334     6,512     6,512
    Income tax receivable...............     3,388     3,388       172       172
    Accrued interest receivable.........        98        98         3         3
    Investment in limited partnership...     2,574     2,574     1,156     1,156
    Other...............................        10        10     2,244     2,244
                                          =========  ========  ========  ========
Financial liabilities:
  Accounts payable, accrued expenses
    and income taxes payable............ $     714       714       269       269
                                          =========  ========  ========  ========

       The carrying amounts shown in the table are included in the balance sheets under the indicated captions.

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

              Cash and cash equivalents, Other assets, and Accounts payable, Accrued expenses, and Income taxes payable - The carrying amounts approximate fair value due to the short maturity of those instruments.

              Investment Securities - The fair values of debt securities (trading, available-for-sale and held-to-maturity securities) and equity investments are based on quoted market prices at the reporting date for those or similar investments.

              Investment in limited partnerships - The fair values of equity securities owned by the limited partnerships are based on fair values reported to us by the partnership as of September 30, 2002. These securities are privately traded.

(8)    Sale of Revenue - Producing Properties

       In 2001, the Predecessor Company sold oil wells, with a cost basis of $2,953, resulting in a gain of $4,458.

(9)    Related Party Transactions

       At December 31, 2002, a $2.2 million affiliated receivable is reported on the face of the Successor Company's December 31, 2002 balance sheet. The receivable balance includes $1.9 million due from the Predecessor Company related to the November 30, 2002 transfer of assets and liabilities from the Predecessor Company to Successor Company as a result of the restructuring. Also included in that affiliated receivable balance are amounts for various expense items paid by the Successor Company on behalf of the Predecessor Company offset by amounts paid by the Predecessor Company on behalf of the Successor Company. Specifically, during the month of December 2002 the Successor Company paid, on behalf of the Predecessor Company, $442,000 of expenses incurred before the transfer date in the normal course of business. This amount is properly excluded from the expenses reported in the income statement of the Successor Company. Also, included in the affiliated receivable total is an offset of $176,000 for December 2002 employee compensation paid by the Predecessor Company, on behalf of the Successor Company. The $176,000 is properly included in Operating, General and Administrative expense of the Successor Company.


 (10)  Commitments and Contingencies

       In 1996, the Predecessor Company committed to fund $3,000 in capital contributions to a limited partnership formed for the purpose of investing in various companies. The commitment period has a term of five years and, as of December 31, 2002, $2,911 had been advanced to the limited partnership. The commitment and the investment were transferred to the Successor Company on November 30, 2002 as a result of the Transfer. The balance at December 31, 2002 of $1,138 is included in other assets - investment in limited partnerships in the consolidated financial statements.

       In 2001, the Predecessor Company committed to fund $2,000 in capital contributions to another limited partnership formed for the purpose of investing in various companies. The commitment and the investment were transferred to the Successor Company on November 30, 2002 as a result of the Transfer. In January 2003, the Successor Company elected to reduce its commitment to $1,500 effective March 15, 2003. The commitment period has a term of five years and, as of December 31, 2002, $20 had been advanced to the limited partnership. The balance at December 31, 2002 was $18 and is included in other assets - investment in limited partnerships in the consolidated financial statements.

       The Successor Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Successor Company's consolidated financial position, results of operations or cash flows.

       On August 2, 2002, the Predecessor Company entered into a financing arrangement, pursuant to a March 2002 commitment letter that permitted the Predecessor Company, or the Successor Company subsequent to the Transfer, to borrow up to $20,000 at one month LIBOR plus 2.25%. The Predecessor Company, or the Successor Company subsequent to the Transfer, must retain $1,000 in an account with its lender as a compensating balance. No amounts are outstanding on this line as of December 31, 2002. In January 2003 the Successor Company terminated the financing agreement.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.


Not applicable.

                                    PART III


Item 10. Managers and Executive Officers of the Registrant.


Our managers and executive officers as of March 24, 2003 are listed below. Our board of managers is classified into three classes with terms expiring in 2005, 2006 and 2007, respectively. Our executive officers are elected annually.


Name                       Age                      Position
----                       --- -------------------------------------------------
Rutheford B. Campbell, Jr. 59  Manager
Catesby W. Clay........... 79  Manager
Gary I. Conley............ 55  Executive Vice President General Counsel & Manager
Carroll R. Crouch......... 48  Secretary & Treasurer
Robert L. Frantz.......... 77  Manager
James G. Kenan III........ 58  Chairman
Peter Kirill, Jr.......... 57  Manager
Chiswell D. Langhorne, Jr. 62  Vice-Chairman
Danny S. Maggard.......... 49  Chief Engineer
Fred N. Parker............ 49  Chief Executive Officer, President & Manager
William T. Young, Jr...... 54  Manager


RUTHEFORD B. CAMPBELL, JR. was appointed to our board on October 16, 2002 and was a member of Kentucky River Coal Corporation's (Predecessor Company) board from 1990 until he resigned October 16, 2002. His current term expires in 2006. He is the Chairman of our Audit Committee and a member of our Compensation Committee. Mr. Campbell has been a professor at the University of Kentucky College of Law for more than five years and served as Dean from 1988 until 1993. He is also Of Counsel at Stoll, Keenon & Park LLP, one of the law firms that serve as our outside counsel.

CATESBY W. CLAY was appointed to our board on February 14, 2002 and his current term expires in 2005. He is also a member of Kentucky River Coal Corporation's (Predecessor Company) board and has been since 1949. He is also a member of our Executive Committee. Mr. Clay served as our President and Chief Executive Officer of Kentucky River Coal Corporation until May 1989 and has since been retired. He is a Director Emeritus of Churchill Downs, Inc. Mr. Clay is the uncle of James G. Kenan III.

GARY I. CONLEY has served as Executive Vice President and General Counsel since he was appointed to our board on February 14, 2002. His current term expires in 2006. He was a member of Kentucky River Coal Corporation's (Predecessor Company) board from February 1996 until he resigned October 16, 2002. At Kentucky River Coal Corporation he has served as Executive Vice President and General Counsel since May 1999. From May 1989 until May 1999 he served as Vice President and General Counsel. From January 1987 until May 1989 he was General Counsel. Prior to joining Kentucky River Coal Corporation in 1980, Mr. Conley worked as an attorney in private practice.

CARROLL R. CROUCH has served as Treasurer since February 14, 2002. He has served as Treasurer for Kentucky River Coal Corporation (Predecessor Company) since May 1999 and as Secretary since May 1996. Prior to joining Kentucky River Coal Corporation in 1985, Mr. Crouch worked as a certified public accountant from 1977 to 1985.

ROBERT L. FRANTZ was appointed to our board on October 16, 2002 and was a member of Kentucky River Coal Corporation's (Predecessor Company) board from 1992 until he resigned October 16, 2002. His current term expires in 2006. He is a member of both our Audit and Compensation Committees. Mr. Frantz was professor of mining engineering at Pennsylvania State University from 1974 until 1993, serving as head of the Department of Mineral Engineering from 1974 until 1986 and Associate Dean for Continuing Education and Industry Programs from 1986 to 1993. Mr. Frantz was with John T. Boyd Company, a mining engineering consulting firm, from 1964 until 1974 serving as President from 1973 to 1974.

JAMES G. KENAN III was appointed to our board on February 14, 2002 and his current term expires in 2007. He is also a member of Kentucky River Coal Corporation's (Predecessor Company) board and has been since May 1984, where he has served as Chairman of the board since May 1999. From May 1989 until May 1999, Mr. Kenan served as Chief Executive Officer and President. He also served as Vice President from May 1980 until May 1989. Mr. Kenan worked at J.P. Morgan for six years prior to joining Kentucky River in 1975. Mr. Kenan is the nephew of Catesby W. Clay.

PETER KIRILL, JR. was appointed to our board on October 16, 2002 and was a member of Kentucky River Coal Corporation's (Predecessor Company) board from 2000 until he resigned October 16, 2002. His current term expires in 2007. He is a member of our Audit Committee. Mr. Kirill has served as president of four automobile dealerships for more than five years.

CHISWELL D. LANGHORNE, JR. was appointed to our board on February 14, 2002 and his current term expires in 2005. He is also a member of Kentucky River Coal Corporation's (Predecessor Company) board and has been since 1965, where he has served as Vice Chairman of the board since 1983. He is Chairman of our Compensation Committee and a member of our Executive Committee. Mr. Langhorne has served as President of C.D. Langhorne, Jr., Inc., an exploration entity, since 1982 and is a partner in Blackstone Minerals Company L.P.

DANNY S. MAGGARD has served as Chief Engineer since February 14, 2002 and has served as Chief Engineer for Kentucky River Coal Corporation (Predecessor Company) since January 1991. Prior to joining Kentucky River Corporation in 1979, Mr. Maggard held various engineering positions for coal mining companies.

FRED N. PARKER was appointed to our board on February 14, 2002 and his current term expires in 2005. He was a member of Kentucky River Coal Corporation's (Predecessor Company) board from February 1996 until he resigned October 16, 2002. Mr. Parker has served as President and Chief Executive Officer since February 14, 2002. He has served as Chief Executive Officer and President of Kentucky River Coal Corporation since May 1999. He also served as Vice President and Treasurer from May 1989 until May 1999, and Secretary and Treasurer from January 1986 until May 1989. Prior to joining Kentucky River Coal Corporation in 1981, Mr. Parker worked as a certified public accountant for five years.

WILLIAM T. YOUNG, JR. was appointed to our board on October 16, 2002 and was a member of Kentucky River Coal Corporation's (Predecessor Company) board from 2000 until he resigned October 16, 2002. His current term expires in 2007. He is a member of our Audit Committee. Mr. Young has served as President of W.T. Young LLC, a warehousing and thoroughbred horse business, since 1985.

Item 11. Executive Compensation.


                           Summary Compensation Table

The following table sets forth the compensation paid by the Predecessor Company during each of the years 2002, 2001 and 2000 for services rendered by our five most highly compensated executive officers. The executive officers of the Successor Company were appointed to the same office of the Successor Company as the officer previously held with the Predecessor Company. The Predecessor Company paid all compensation through December 31, 2002. Compensation for the month of December 2002 was paid by the Predecessor Company on behalf of the Successor Company. The Successor Company recorded an affiliated liability to the Predecessor Company and an affiliated expense for the December 2002 compensation paid on behalf of the Successor Company. The Successor Company began paying compensation January 1, 2003.


                                                            Securities        All Other
                                               Bonus(2) Underlying Options Compensation(3)
Name and Principal Position(1) Year Salary ($)   ($)           (#)               ($)
---------------------------    ---- ---------- -------- ------------------ ---------------
James G. Kenan III............ 2002  $ 92,225  $27,474           -             $11,796
  Chairman of the              2001    89,784   26,935          24(4)           12,397
  Board of Directors           2000    92,408   27,722          33(4)           14,870

Fred N. Parker................ 2002   184,997   55,432           -              17,256
  President and Chief          2001   179,976   53,993          44(4)           16,090
  Executive Officer            2000   172,512   51,754          40(4)           14,870

Gary I. Conley................ 2002   176,473   52,838           -              17,256
  Executive Vice President     2001   171,024   51,307          42(4)           16,090
  and General Counsel          2000   162,876   48,863          38(4)           14,870

Danny S. Maggard.............. 2002   105,929   31,711           -              12,421
  Chief Engineer               2001   101,640   30,492          25(4)           12,380
                               2000    97,424   29,227          23(4)            8,767

Carroll R. Crouch............. 2002    94,397   28,252           -              12,502
  Secretary & Treasurer        2001    86,616   25,985          21(4)           11,390
                               2000    81,952   24,586          19(4)           10,259

(1) No named executive officer received perquisites or other personal benefits, securities or other property that, in the aggregate, exceeded ten percent of such executive's total annual salary and bonus. (2) We traditionally pay a semi-annual bonus equivalent to 30% of base salary. (3) Consists of our contributions to the profit sharing plan and director fees. (4) Option grants shown represent options to purchase shares of the Predecessor Company.

             Aggregated Option Exercises and Fiscal Year-End Values

The following table sets forth certain information with respect to our executive officers named in the Summary Compensation Table concerning the exercise of options during 2002. As a result of the restructuring there are no unexercised options held by those individuals as of the end of 2002.




                     Shares    Aggregate
                   Acquired on   Value
                    Exercise   Realized
Name                   (#)      ($)(1)
----               ----------- ---------
James G. Kenan III     57       $65,550
Fred N. Parker....     84       $96,600
Gary I. Conley....     80       $92,000
Danny S. Maggard..     48       $55,200
Carroll R. Crouch.     40       $46,000


(1) Based on the market value of the common shares on the date of exercise less the exercise price paid for those shares.

Director Compensation

Members of the board who are not also employees are paid an annual retainer of $4,000 for services as director paid in quarterly installments and prorated when a director does not serve for a full year. In addition, all directors receive a fee of $1,000 for each director meeting attended and non-employee directors receive a fee of $500 for each committee meeting attended. The Successor Company's board held a total of two meetings during 2002. The Predecessor Company's board held a total of six meetings during 2002. Directors are reimbursed for travel costs incurred for attendance at board and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.


The following tables set forth the number and percentage of Kentucky River Properties LLC membership units and Kentucky River Coal Corporation common shares owned by each of our directors, certain executive officers, owners of more than five percent of Kentucky River Properties LLC membership units or Kentucky River Coal Corporation common shares, respectively, and all directors and officers as a group, on March 24, 2003.

                                                          Kentucky River Properties LLC
                                                                Successor Company
                                                                 Membership Units
                                                                 Beneficially Owned
                                                                 on March 24, 2003
                                                             -------------------------
                                                                            Percent of
                                                                Units         Units
                                                             Beneficially  Beneficially
Name(l)                                                        Owned(n)       Owned
-------                                                      ------------  ------------
Kentucky River Coal Corporation (Predecessor Company)(a)....    40,414         87.1
Carroll R. Crouch(j)........................................        57          (k)
Gary I. Conley(h)...........................................        28          (k)
Danny S. Maggard(i).........................................        27          (k)
Rutheford B. Campbell, Jr...................................        --           --
Catesby W. Clay(a)..........................................        --           --
Robert L. Frantz............................................        --           --
James G. Kenan III(a).......................................        --           --
Peter Kirill, Jr.(a)........................................        --           --
Chiswell D. Langhorne, Jr.(a)...............................        --           --
Fred N. Parker(a)...........................................        --           --
William T. Young, Jr.(a)....................................        --           --
All directors and executive officers as a group (11 persons)    40,526         87.3



                                                           Kentucky River Coal Corporation
                                                              Predecessor Company and
                                                              Majority Shareholder of
                                                                 Successor Company
                                                             Shares Beneficially Owned
                                                                  on March 24, 2003
                                                             -------------------------
                                                                            Percent of
                                                                Shares        Shares
                                                             Beneficially  Beneficially
Name(m)                                                        Owned(n)       Owned
-------                                                      ------------  ------------
Chiswell D. Langhorne, Jr.(b)...............................     8,466         20.9
Catesby W. Clay(c)..........................................     7,633         18.9
James G. Kenan III(d).......................................     7,048         17.4
William T. Young, Jr.(e)....................................     1,400          3.5
Peter Kirill, Jr.(f)........................................       521          1.3
Fred N. Parker(g)...........................................       160          (k)
Rutheford B. Campbell, Jr...................................        --           --
Gary I. Conley(h)...........................................        --           --
Carroll R. Crouch(j)........................................        --           --
Robert L. Frantz............................................        --           --
Danny S. Maggard(i).........................................        --           --
All directors and executive officers as a group (11 persons)    20,990         51.9

(a) Kentucky River Coal Corporation, Predecessor Company, holds 40,414 membership units of Kentucky River Properties LLC, Successor Company. See the table above titled Kentucky River Coal Corporation for details of Predecessor Company shares owned by each of our directors, certain executive officers, owners of more than five percent of the Predecessor Company's common shares, and all directors and officers as a group.
(b) Includes 100 Predecessor Company shares held by Mr. Langhorne's wife, and 400 Predecessor Company shares held as trustee in trust for the benefit of Mr. Langhorne's children, for which he holds shared voting and dispositive power.
(c) Includes 4,238 Predecessor Company shares held as trustee in various trusts for Mr. Clay's benefit, and for the benefit of his children, nieces and nephews, for which Mr. Clay shares voting and dispositive power with Mr. Kenan; 2,295 Predecessor Company shares held as trustee in various trusts for the benefit of Mr. Clay's daughter, nieces and brother-in-law, for which Mr. Clay holds shared voting and dispositive power; and 577 Predecessor Company shares held as trustee in various trusts for the benefit of Mr. Clay's children for which he holds sole voting and dispositive power.
(d) Includes 4,238 shares Predecessor Company held as trustee in various trusts for Mr. Clay's benefit, and for the benefit of Mr. Clay's children, nieces and nephews, for which Mr. Kenan shares voting and dispositive power with Mr. Clay; 800 Predecessor Company shares held as trustee in a trust for the benefit of Mr. Kenan and his siblings, for which he holds shared voting and dispositive power; and 463 Predecessor Company shares held in a family foundation for which Mr. Kenan is a director and may be deemed to hold shared voting and dispositive power.
(e) Includes 400 Predecessor Company shares held in a family owned limited liability company, for which Mr. Young is a director and may be deemed to hold shared voting and dispositive power.
(f)  Includes 10 Predecessor Company shares held by Mr. Kirill's wife.
(g) Includes 160 Predecessor Company shares held jointly with Mr. Parker's wife, for which he holds shared voting and dispositive power.
(h) Includes 28 Successor Company membership units held jointly with Mr. Conley's wife, for which he holds shared voting and dispositive power.
(i) Includes 27 Successor Company membership units held jointly with Mr. Maggard's wife, for which he holds shared voting and dispositive power.
(j) Includes 57 Successor Company membership units held jointly with Mr. Crouch's wife, for which he holds shared voting and dispositive power.
(k) Represents less than one percent of the membership units/shares outstanding.
(l) The business address of each of the individuals listed in this table is the address of Kentucky River Properties LLC, 200 West Vine Street, Suite 8-K, Lexington, Kentucky 40507.
(m) The business address of each of the individuals listed in this table is the address of Kentucky River Coal Corporation, 200 West Vine Street, Suite 8-K, Lexington, Kentucky 40507.
(n) As of March 24, 2003 there were no outstanding membership unit options exercisable for Kentucky River Properties LLC membership units and there were no outstanding stock options exercisable for Kentucky River Corporation common stock.

There were no equity compensation plans previously approved by unit holders or equity compensation plans not previously approved by unit holders at December 31, 2002.

Item 13. Certain Relationships and Related Transactions.


At December 31, 2002, a $2.2 million affiliated receivable is reported on the face of the Successor Company's December 31, 2002, balance sheet. The receivable balance includes $1.9 million due from the Predecessor Company related to the November 30, 2002, transfer of assets and liabilities from the Predecessor Company to Successor Company as a result of the restructuring. Also included in that affiliated receivable balance are amounts for various expense items paid by the Successor Company on behalf of the Predecessor Company offset by amounts paid by the Predecessor Company on behalf of the Successor Company. Specifically, during the month of December 2002 the Successor Company paid, on behalf of the Predecessor Company, $442,000 of expenses incurred before the transfer date in the normal course of business. This amount is properly excluded from the expenses reported in the income statement of the Successor Company. Also, included in the affiliated receivable total is an offset of $176,000 for December 2002 employee compensation paid by the Predecessor Company, on behalf of the Successor Company. The $176,000 is properly included in Operating, General and Administrative expense of the Successor Company. As of March 24, 2003 no affiliated receivable or payable amounts were outstanding.

Item 14. Controls and Procedures.

The Successor Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Successor Company's disclosure controls and procedures within 90 days of the filing of this report, and have concluded that the Successor Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

There were no significant changes in the Successor Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officer's evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a) Exhibits

Exhibit No.                       Description
-----------                       -----------

3.1 Certificate of Formation of Kentucky River Properties LLC dated February 14, 2002 (incorporated by reference to Exhibit 3.1 to Form S-4 (SEC File #: 333-83634) filed by the Registrant with the SEC on March 1, 2002).

3.2 Kentucky River Properties LLC Operating Agreement dated February 14, 2002 (incorporated by reference to Exhibit 3.2 to Form S-4 (SEC File #:
         333-83634) filed by the Registrant with the SEC on March 1, 2002).

21       Subsidiaries of the Registrant.

99.1 Certification of Fred N. Parker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Carroll R. Crouch, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Kentucky River Properties LLC


                                 By: /s/ Fred N. Parker
                                    ----------------------
                                    Fred N. Parker
                                    President & Chief Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                        TITLE                                    DATE
----                                        -----                                    ----
/s/ Rutheford B. Campbell, Jr.                                                  March 27, 2003
-------------------------------
Rutheford B. Campbell, Jr.                  Manager

/s/ Catesby W. Clay                                                             March 27, 2003
-------------------------------
Catesby W. Clay                             Manager

/s/ Gary I. Conley                                                              March 27, 2003
-------------------------------
Gary I. Conley                              Manager

/s/ Robert L. Frantz                                                            March 27, 2003
-------------------------------
Robert L. Frantz                            Manager

/s/ James G. Kenan III                                                          March 27, 2003
-------------------------------
James G. Kenan III                          Chairman

/s/ Peter Kirill, Jr.                                                           March 27, 2003
-------------------------------
Peter Kirill, Jr.                           Manager

/s/ Chiswell D. Langhorne, Jr.                                                  March 27, 2003
-------------------------------
Chiswell D. Langhorne, Jr.                  Vice-Chairman

/s/ Fred N. Parker                                                              March 27, 2003
-------------------------------
Fred N. Parker                              President, CEO & Manager
                                            (Principal Executive Officer)
/s/ William T. Young, Jr.                                                       March 27, 2003
-------------------------------
William T. Young, Jr.                       Manager

/s/ Carroll R. Crouch                                                           March 27, 2003
-------------------------------
Carroll R. Crouch                           Secretary & Treasurer
                                            (Principal Financial Officer,
                                            Principal Accounting Officer

                                  CERTIFICATION

I, Fred N. Parker, certify that:

1. I have reviewed this annual report on Form 10-K of Kentucky River Properties LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 24, 2003                   /s/  Fred N. Parker
                                             Fred N. Parker
                                        Chief Executive Officer

                                  CERTIFICATION

I, Carroll R. Crouch, certify that:

1. I have reviewed this annual report on Form 10-K of Kentucky River Properties LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 24, 2003      /s/ Carroll R. Crouch
                                Carroll R. Crouch
                             Chief Financial Officer